Form 10-Q
period 2003-11-30
J CREW INTERMEDIATE LLC; J CREW OPERATING CORP; J CREW GROUP INC
filed 2003-12-16
CIK 1255137, 1051425, 1051251

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

IRS Employer Identification No.	Exact name of Registrant, State of Incorporation; Address of Principal Executive Offices; and Telephone Number

22-2894486	J. CREW GROUP, INC.
(A New York corporation)
770 Broadway
New York, New York 10003
(212) 209-2500

22-3540930	J. CREW OPERATING CORP.
(A Delaware corporation)
770 Broadway
New York, New York 10003
(212) 209-2500

N/A	J. CREW INTERMEDIATE LLC
(A Delaware limited liability company)
770 Broadway
New York, New York 10003
(212) 209-2500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b – 2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock outstanding of each of the issuers as of November 30, 2003

J. CREW GROUP, INC.

12,870,373 shares of Common Stock, par value $.01 per share

J. CREW OPERATING CORP.

100 shares of Common Stock, par value $.01 per share (all of which are owned beneficially and of record by J. Crew Intermediate LLC)

J. CREW INTERMEDIATE LLC

100% of its Membership Interests are owned by J. Crew Group, Inc.

This combined Form 10-Q is separately filed by each of J. Crew Group, Inc., J. Crew Operating Corp. and J. Crew Intermediate LLC. The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Operating Corp. and J. Crew Intermediate LLC meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

Part I – Financial Information

Item I.	Financial Statements

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	November 1, 2003	February 1, 2003
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,788	$18,895
Merchandise inventories	118,938	107,318
Prepaid expenses and other current assets	22,035	24,886
Refundable income taxes	6,278	6,278

Total current assets	157,039	157,377

Property and equipment – at cost	306,288	300,910
less accumulated depreciation and amortization	(158,070)	(129,363)

	148,218	171,547

Deferred income tax assets	5,000	5,000
Other assets	14,885	14,954

Total assets	$325,142	$348,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Note payable – bank	$3,000	$—
Current portion of long-term debt	1,164	—
Accounts payable and other current liabilities	108,847	116,384
Federal and state income taxes	2,668	2,978

Total current liabilities	115,679	119,362

Deferred credits	60,555	65,141
Long-term debt	498,448	292,000
Preferred stock	92,800	264,038
Stockholders’ deficit	(442,340)	(391,663)

Total liabilities and stockholders’ deficit	$325,142	$348,878

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
Revenues:
Net sales	$146,403	$181,852
Other	4,558	8,006

	150,961	189,858
Cost of goods sold including buying and occupancy costs	92,082	113,970
Selling, general and administrative expenses	64,287	68,932

Income/(loss) from operations	(5,408)	6,956
Insurance proceeds	2,250	1,800
Interest expense – net	(20,428)	(9,761)

Loss before income taxes	(23,586)	(1,005)
Income taxes	—	350

Net loss	$(23,586)	$(655)

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
Revenues:
Net sales	$458,181	$500,681
Other	21,342	23,862

	479,523	524,543
Cost of goods sold including buying and occupancy costs	315,582	320,670
Selling, general and administrative expenses	193,633	207,357

Loss from operations	(29,692)	(3,484)
Interest expense – net	(43,218)	(28,894)
Insurance proceeds	3,850	1,800
Gain on exchange of debt (net of related expenses of $2,992)	41,084	—

Loss before income taxes	(27,976)	(30,578)
Income tax benefit	—	10,700

Net loss	$(27,976)	$(19,878)

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(27,976)	$(19,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,236	25,039
Amortization of deferred financing costs	1,599	1,898
Non cash compensation expense	31	(594)
Non cash interest expense	19,052	12,313
Non cash preferred stock dividends (included in interest expense)	7,080	—
Gain on exchange of debt	(41,085)	—
Changes in operating assets and liabilities:
Merchandise inventories	(11,620)	(25,472)
Prepaid expenses and other current assets	2,851	(2,421)
Other assets	(220)	(2,465)
Accounts payable and other liabilities	(2,310)	(15,472)
Federal and state income taxes	(310)	(11,220)

Net cash used in operating activities	(28,672)	(38,272)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(8,195)	(24,420)
Proceeds from construction allowances	2,022	6,461

Net cash used in investing activities	(6,173)	(17,959)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable, bank	3,000	55,000
Additional long-term debt	25,820	—
Repayment of long-term debt	(582)	—
Costs incurred in connection with debt financings	(2,500)	—

Net cash provided by financing activities	25,738	55,000

DECREASE IN CASH AND CASH EQUIVALENTS	(9,107)	(1,231)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,895	16,201

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,788	$14,970

NON-CASH FINANCING ACTIVITIES:
Dividends on preferred stock	$22,732	$25,938

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 capitalized and added to the principal amount of the debt	$4,416	—

Exchange of 16% Senior Discount Contingent Principal Notes of J. Crew Intermediate LLC with a fair value of $87,006,000 for $131,083,000 carrying value of 13 1/8% Senior Discount Debentures of J. Crew Group, Inc.

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, “Holdings”). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of November 1, 2003, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 have been prepared by Holdings and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position of Holdings, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Holdings consolidated financial statements for the fiscal year ended February 1, 2003. Certain prior period amounts were reclassified to conform with current period presentation.

The results of operations for the thirty-nine-week period ended November 1, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.	Exchange Offer

On May 6, 2003, Holdings (through its newly-formed, wholly owned subsidiary, J. Crew Intermediate LLC (“Intermediate”)) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% Senior Discount Debentures due 2008 (existing debentures). Approximately 85% of the outstanding debentures were tendered for exchange.

Intermediate exchanged $87,006,000 fair value of new notes for $131,083,000 face amount (including accrued interest of $10,750,000) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures is included as a gain (net of related expenses) in the statement of operations for the thirty-nine weeks ended November 1, 2003. The new notes were initially recorded at their fair value and the debt issuance discount of $44,077,000 will be accreted to the principal amount over the life of the new notes as additional interest expense.

Interest from October 15, 2002 through May 5, 2003 was paid on the existing debentures not exchanged at 13 1/8% per annum. Interest from October 15, 2002 through May 5, 2003 on the existing debentures that were exchanged was added to the principal amount at 16% per annum in accordance with the terms of the exchange offer. The new notes bear interest at 16% per annum payable in arrears on May 15 and November 15. Interest from date of issuance through November 15, 2005 will be added to the principal amount of the notes. Effective November 15, 2005, interest will accrue and become payable on each May 15 and November 15 thereafter through May 15, 2008.

Commencing on May 15, 2004 and on each May 15 through May 15, 2008, the accreted value of the new notes will be increased by 10% of earnings before interest, taxes and depreciation and amortization [EBITDA] in excess of $50.0 million for the immediately preceding fiscal year. Interest at 16% will accrue on such increase in principal.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002

3.	Debt Financings

(a)	On February 4, 2003, Holdings and J. Crew Operating Corp. (“Operating Corp.”) entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The outstanding amount of these loans is convertible into shares of common stock of Holdings at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

(b)	The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent and a syndicate of lenders (the “Congress Credit Facility”) was further amended on April 4, 2003 to (a) consent to the formation of J. Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

(c)	On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

4.	Redeemable Preferred Stock

Effective at the beginning of the third quarter of 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This pronouncement required the reclassification to long term debt of the liquidation value of Holdings’ Series B Preferred Stock and the related accumulated and unpaid dividends and the accumulated and unpaid dividends related to the Series A Preferred stock since these amounts are required to be redeemed in October 2009. The preferred dividends related to the liquidation value of the Series B Preferred Stock and to the accumulated and unpaid dividends of the Series A and Series B Preferred Stock for the third quarter of 2003 are included in interest expense. The Series A preferred stock is only redeemable in certain circumstances (including a change of control at Holdings) and does not qualify for reclassification under SFAS No. 150. Accordingly, the dividends related to the Series A Preferred Stock were deducted from stockholders’ deficit.

5.	Insurance proceeds

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company. The statement of operations for the thirteen and thirty-nine weeks ended November 1, 2003 include proceeds related to insurance recoveries of $2,250,000 and $3,850,000. These proceeds represent the final recoveries under our insurance policies.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002

6.	Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The FASB believes that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have any effect on the Company’s financial statements.

EITF Issue No. 02-16 “Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor” is effective for fiscal periods beginning after December 15, 2002. This release addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor, and provides that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services, and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, the presumption is overcome when the consideration is either a payment for assets or services delivered to the vendor, or a reimbursement of costs incurred by the customer to sell the vendor’s products. The adoption of EITF 02-16 did not have any effect on the Company’s financial statements as all of our merchandise is sold under our own brand name and the Company receives no incentives from vendors.

J. CREW INTERMEDIATE LLC AND

SUBSIDIARIES

Condensed Consolidated Balance Sheet

November 1, 2003
(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,788
Merchandise inventories	118,938
Prepaid expenses and other current assets	22,035
Refundable income taxes	6,278

Total current assets	157,039

Property and equipment—at cost	306,288
less accumulated depreciation and amortization	(158,070)

148,218

Investment in 13 1/8% Senior Discount Debentures of J. Crew Group, Inc.	131,083

Interest receivable from J. Crew Group, Inc.	8,363

Other assets	14,610

Total assets	$459,313

Liabilities and Membership Interests
Current liabilities:
Notes payable – bank	$3,000
Current portion of long-term debt	1,164
Accounts payable and other current liabilities	108,715
Federal and state income taxes	2,668
Deferred income tax liabilities	910

Total current liabilities	116,457

Deferred credits	60,555

Long-term debt	275,732

Due to J. Crew Group, Inc.	8,231

Membership interests	(1,662)

Total liabilities and membership interests	$459,313

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended November 1, 2003	Thirteen weeks ended November 1, 2003
	(unaudited) (in thousands)
Revenues:
Net sales	$458,181	$146,403
Other	21,342	4,558

	479,523	150,961
Cost of goods sold including buying and occupancy costs	315,582	92,082
Selling, general and administrative expenses	193,602	64,277

Loss from operations	(29,661)	(5,398)
Intercompany interest income	8,363	4,301
Interest expense – net	(29,320)	(13,016)
Insurance proceeds	3,850	2,250
Gain on exchange of debt	44,077	—

Loss before income taxes	(2,691)	(11,863)
Income tax benefit	—	—

Net loss	$(2,691)	$(11,863)

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC AND

SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

Thirty-nine weeks ended November 1, 2003
(unaudited) (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,236
Amortization of deferred financing costs	1,527
Non cash interest expense	14,650
Gain on exchange of debt	(44,077)
Interest income	(8,363)
Changes in operating assets and liabilities:
Merchandise inventories	(11,620)
Prepaid expenses and other current assets	2,851
Other assets	(220)
Accounts payable and other liabilities	(1,797)
Federal and state income taxes	(310)

Net cash used in operating activities	(25,814)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(8,195)
Proceeds from construction allowances	2,022

Net cash used in investing activities	(6,173)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable, bank	3,000
Additional long term debt	25,820
Repayment of long term debt	(582)
Costs incurred in connection with debt financing	(2,500)
Transfers to affiliates	(2,858)

Net cash provided by financing activities	22,880

DECREASE IN CASH AND CASH EQUIVALENTS	(9,107)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,895

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,788

Non-cash Financing Activities

Exchange of 16% Senior Discount Contingent Principal Notes of J. Crew Intermediate LLC with a fair value of $87,006,000 for $131,083,000 carrying value of 13 1/8% Senior Discount Debentures of J. Crew Group, Inc.

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003

1.	Basis of Presentation

J. Crew Intermediate LLC (“Intermediate”) was formed in Delaware as a limited liability company on March 27, 2003. 100% of the membership interests of Intermediate are owned by J. Crew Group, Inc. Effective May 2003, Holdings transferred its investment in J. Crew Operating Corp. and subsidiaries to Intermediate. This combination of entities under common control was accounted for in a manner similar to a pooling of interests.

On May 6, 2003, Intermediate issued $193,346,138 aggregated principal amount at maturity of 16% Senior Discount Contingent Principal Notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% Senior Discount Debentures of J. Crew Group, Inc. The 13 1/8% Senior Discount Debentures of J. Crew Group, Inc. are being held as an asset by Intermediate.

The accompanying financial statements include the balance sheet of Intermediate and its subsidiaries (which are J. Crew Operating Corp. and its wholly owned subsidiaries) at November 1, 2003. The statement of operations for the thirty-nine weeks ended November 1, 2003 includes the operations of J. Crew Operating Corp and subsidiaries from February 2, 2003 (the predecessor business) and the operations of Intermediate from date of formation in March 2003 through November 1, 2003. The financial statements for all periods prior to March 2003 would be the financial statements of J. Crew Operating Corp. and subsidiaries which are included elsewhere herein. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of November 1, 2003, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and the condensed consolidated statement of cash flows for the thirty-nine weeks ended November 1, 2003 have been prepared by Intermediate, and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of Intermediate, the results of its operations and cash flows have been made.

The results of operations for the thirty-nine-week period ended November 1, 2003 are not necessarily indicative of the operating results for the full fiscal year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the J. Crew Operating Corp. consolidated financial statements for the fiscal year ended February 1, 2003.

2.	Exchange Offer

On May 6, 2003, Intermediate completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 (new notes) for its outstanding 13 1/8% Senior Discount Debentures due 2008 (existing debentures).

Intermediate exchanged $87,006,000 fair value of new notes for $131,083,000 face amount (including accrued interest of $10,750,000) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures is included as a gain in the statement of operations. The new notes were initially recorded at their fair value and the debt issuance discount of $44,077,000 will be accreted to the principal amount over the life of the new notes as additional interest expense.

J. CREW INTERMEDIATE LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003

The new notes bear interest at 16% payable in arrears on May 15 and November 15. Interest from date of issuance through November 15, 2005 will be added to the principal amount of the notes.

Effective November 15, 2005, interest will accrue and become payable on each May 15 and November 15 thereafter through May 15, 2008.

Commencing on May 15, 2004 and on each May 15 through May 15, 2008, the accreted value of the new notes will be increased by 10% of earnings before interest, taxes and depreciation and amortization [EBITDA] in excess of $50.0 million for the immediately preceding fiscal year. Interest at 16% will accrue on such increase in principal.

3.	Debt Financings

(a)	On February 4, 2003, Holdings and J. Crew Operating Corp. (“Operating Corp.”) entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The outstanding amount of these loans is convertible into shares of common stock of Holdings at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

(b)	The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent and a syndicate of lenders (the “Congress Credit Facility”) was further amended on April 4, 2003 to (a) consent to the formation of J. Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

(c)	On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

4.	Insurance proceeds

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

The statement of operations for the thirteen and thirty-nine weeks ended November 1, 2003 include proceeds related to insurance recoveries of $2,250,000 and $3,850,000. These proceeds represent the final recoveries under our insurance policies.

J. CREW INTERMEDIATE LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003

5.	Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The FASB believes that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have any effect on the Company’s financial statements.

EITF Issue No. 02-16 “Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor” is effective for fiscal periods beginning after December 15, 2002. This release addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor, and provides that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services, and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, the presumption is overcome when the consideration is either a payment for assets or services delivered to the vendor, or a reimbursement of costs incurred by the customer to sell the vendor’s products. The adoption of EITF 02-16 did not have any effect on the Company’s financial statements as all of our merchandise is sold under our own brand name and the Company receives no incentives from vendors.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	November 1, 2003	February 1, 2003
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,788	$18,895
Merchandise inventories	118,938	107,318
Prepaid expenses and other current assets	22,035	24,886
Refundable income taxes	6,278	6,278

Total current assets	157,039	157,377

Property and equipment – at cost	306,288	300,910
less accumulated depreciation and amortization	(158,070)	(129,363)

	148,218	171,547

Other assets	12,360	13,646

Total assets	$317,617	$342,570

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Notes payable – bank	$3,000	$—
Current portion of long-term debt	1,164	—
Accounts payable and other current liabilities	108,444	111,176
Federal and state income taxes	2,668	2,978
Deferred income tax liabilities	910	910

Total current liabilities	116,186	115,064

Deferred credits	60,555	65,141

Long-term debt	174,824	150,000

Due to J. Crew Group, Inc.	6,027	2,040

Stockholder’s equity (deficit)	(39,975)	10,325

Total liabilities and stockholder’s equity (deficit)	$317,617	$342,570

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
Revenues:
Net sales	$146,403	$181,852
Other	4,558	8,006

	150,961	189,858
Cost of goods sold including buying and occupancy costs	92,082	113,970
Selling, general and administrative expenses	64,277	68,932

Income/(loss) from operations	(5,398)	6,956
Insurance proceeds	2,250	1,800
Interest expense – net	(5,139)	(5,451)

Income/(loss) before income taxes	(8,287)	3,305
Income taxes	—	(1,160)

Net income/(loss)	$(8,287)	$2,145

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
Revenues:
Net sales	$458,181	$500,681
Other	21,342	23,862

	479,523	524,543
Cost of goods sold including buying and occupancy costs	315,582	320,670
Selling, general and administrative expenses	193,602	206,898

Loss from operations	(29,661)	(3,025)
Insurance proceeds	3,850	1,800
Interest expense – net	(15,169)	(15,850)

Loss before income taxes	(40,980)	(17,075)
Income tax benefit	—	5,970

Net loss	$(40,980)	$(11,105)

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	November 1, 2003	November 2, 2002
	(unaudited) (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(40,980)	$(11,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,236	25,039
Amortization of deferred financing costs	1,220	1,728
Non cash compensation expense	—	(1,053)
Non cash interest expense	750	—
Changes in operating assets and liabilities:
Merchandise inventories	(11,620)	(25,472)
Prepaid expenses and other current assets	2,851	(2,421)
Other assets	(220)	(2,465)
Accounts payable and other liabilities	(1,741)	(15,963)
Federal and state income taxes	(310)	(6,490)

Net cash used in operating activities	(25,814)	(38,202)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(8,195)	(24,420)
Proceeds from construction allowances	2,022	6,461

Net cash used in investing activities	(6,173)	(17,959)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable, bank	3,000	55,000
Additional long term debt	25,820	—
Repayment of long term debt	(582)	—
Transfers to affiliates	(5,358)	(70)

Net cash provided by financing activities	22,880	54,930

DECREASE IN CASH AND CASH EQUIVALENTS	(9,107)	(1,231)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,895	16,201

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,788	$14,970

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, “Operating Corp.”). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of November 1, 2003, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 have been prepared by Operating Corp. and have not been audited. In the opinion of management all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial position of Operating Corp. the results of its operations and cash flows have been made. Certain prior period amounts were reclassified to conform with current period presentation.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Operating Corp. consolidated financial statements for the fiscal year ended February 1, 2003.

The results of operations for the thirty-nine-week period ended November 1, 2003 are not necessarily indicative of the operating results for the full fiscal year.

2.	Debt Financings

(a)	On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. The outstanding amount of these loans is convertible into common stock of Holdings at $6.82 per shares. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10-3/8% Senior Subordinated Notes due 2008 of Operating Corp.

(b)	The Loan and Security Agreement dated December 23, 2002, as amended, by and among Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent and a syndicate of lenders (the “Congress Credit Facility”) was further amended on April 4, 2003 to (a) consent to the formation of J. Crew Intermediate LLC and the exchange offer; (b) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (c) modify required EBITDA covenant levels and (d) eliminate the supplemental loan availability in fiscal 2003.

(c)	On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

J. CREW OPERATING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002

3.	Stockholder’s Deficit

On February 20, 2003, the Board of Directors of Operating Corp. declared a dividend of $9,320,000 payable to J. Crew Group, Inc.

4.	Insurance proceeds

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

The statement of operations for the thirteen and thirty-nine weeks ended November 1, 2003 include proceeds related to insurance recoveries of $2,250,000 and $3,850,000. These proceeds represent the final recoveries under our insurance policies.

5.	Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The FASB believes that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have any effect on the Company’s financial statements.

EITF Issue No. 02-16 “Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor” is effective for fiscal periods beginning after December 15, 2002. This release addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor, and provides that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services, and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, the presumption is overcome when the consideration is either a payment for assets or services delivered to the vendor, or a reimbursement of costs incurred by the customer to sell the vendor’s products. The adoption of EITF 02-16 did not have any effect on the Company’s financial statements as all of our merchandise is sold under our own brand name and the Company receives no incentives from vendors.

Forward-looking statements

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of the results of operations are provided solely with respect to J. Crew Operating Corp. and its subsidiaries since substantially all of the Company’s operations are conducted by J. Crew Operating Corp. However, J. Crew Intermediate LLC and J. Crew Group, Inc. have outstanding additional debt securities and preferred stock, and J. Crew Intermediate LLC is the holder of debt securities issued by J. Crew Group, Inc. Accordingly, information with respect to interest income and expense of each of those entities is also provided herein. The discussion of liquidity and capital resources pertains to J. Crew Group, Inc. and its consolidated subsidiaries, including J. Crew Intermediate LLC and J. Crew Operating Corp.

RESULTS OF OPERATIONS – THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 VERSUS THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 – J. CREW OPERATING CORP.

Consolidated revenues decreased to $151.0 million in the thirteen weeks ended November 1, 2003 from $189.9 million for the thirteen weeks ended November 1, 2003, a decrease of 20.5%.

The revenues of J. Crew Retail decreased to $94.4 million in the third quarter of 2003 from $100.7 million in the third quarter of 2002. This decrease was due to a decrease of 8.7% in comparable store sales in the third quarter of 2003 resulting primarily from the reduction in promotion activities including the elimination of a Friends and Family event in October 2002 that contributed $5.3 million to net sales. The number of stores open at November 1, 2003 increased to 154 from 152 at November 2, 2002.

The revenues of J. Crew Direct (which includes the catalog and Internet operations) decreased to $31.6 million in the third quarter of 2003 from $60.0 million in the third quarter of 2002. Revenues from jcrew.com decreased to $19.0 million in third quarter of 2003 from $35.0 million in the third quarter of 2002. Catalog revenues decreased to $12.6 million in the third quarter of 2003 from $25.0 million in the third quarter of 2002. The Direct business was adversely effected by a reduction in pages circulated including the elimination of clearance and the “women’s only “ catalogs. Direct sales were also effected by the lower inventories carried forward from the Spring and Summer seasons this year which reduced the amount of clearance sales in August compared to the prior year.

The revenues of J. Crew Factory decreased to $20.4 million in the third quarter of 2003 from $21.2 million in the third quarter of 2002, as comparable store sales decreased 3.3%. There were 42 stores open at November 1, 2003 compared to 43 stores at November 2, 2002.

Other revenues decreased to $4.6 million in the third quarter of 2003 from $8.0 million in the third quarter of 2002, due to a decrease in shipping and handling fees as a result of the net sales decline in the Direct business.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 61.0% in the third quarter of 2003 from 60.0% in the third quarter of 2002. This increase is due to an increase in buying and occupancy costs as a percentage of revenues of 300 basis points resulting from negative leverage from the decline in comparable store sales, partially offset by an increase in merchandise margins of 200 basis points. The increase in merchandise margins was due to the decrease in promotional activities in the third quarter of 2003.

Selling, general and administrative expenses decreased to $64.3 million in the third quarter of 2003 from $68.9 million in the third quarter of 2002. This decrease resulted from a decrease in selling expense of $4.6 million as a result of the reduction in catalog pages circulated. General and administrative expenses were flat for the third quarter. As a percentage of revenues, selling, general and administrative expenses increased to 42.6% in the third quarter of 2003 from 36.3% of revenues in the third quarter of 2002, due to the decline in revenues in the 2003 third quarter.

Interest expense – J. Crew Operating Corp.

Interest expense in the 2003 third quarter decreased to $5.1 million from $5.5 million last year. This decrease resulted from the significantly lower average borrowings under our working capital credit facility partially offset by additional long term debt of $25.8 million in the third quarter of 2003. Average borrowings under our working capital credit facility in the three months ended November 1, 2003 were $0.4 million compared to $52.9 million in the same period last year.

Interest expense – J. Crew Intermediate LLC

The interest expense of Intermediate consists of the interest expense of Operating Corp. and the interest expense (including the amortization of the deferred financing costs and debt issuance discount) associated with the 16% subordinated notes issued in May 2003, which aggregated $7.9 million for the thirteen weeks ended November 1, 2003.

Interest income – J. Crew Intermediate LLC

Intercompany interest income consists of accrued interest on the 13 1/8% debentures of J. Crew Group, Inc. for the third quarter.

Interest expense – J. Crew Group, Inc.

Interest expense increased to $20.4 million in the third quarter of 2003 from $9.8 million in the third quarter of 2002. The interest expense of Holdings includes the interest expense of Intermediate, the interest expense related to the $21.7 million of 13 1/8% debentures that were not exchanged and the $7.1 million reclassification of certain preferred stock dividends in the third quarter of 2003 resulting from the adoption of SFAS No. 150. Non-cash interest in the 2003 third quarter was $15.0 million compared to $4.3 million last year.

No tax benefits were attributed to the pre-tax losses in the third quarter of 2003. The net loss for the third quarter of 2002 included a tax benefit calculated at a 35% rate. At February 1, 2003 the Company established a valuation allowance to reduce the net deferred tax assets to their estimated recoverable amount and the Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

RESULTS OF OPERATIONS – THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 VERSUS THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 – J. CREW OPERATING CORP.

Revenues for the thirty-nine weeks ended November 1, 2003 decreased to $479.5 million from $524.5 million in the thirty-nine weeks ended November 2, 2002, a decrease of 8.6%.

Revenues of J. Crew Retail decreased to $276.9 million in the first nine months of 2003 from $280.4 million in the first nine months of 2002. This decrease was due to the decrease in third quarter sales, resulting primarily from a reduction in promotional activities, including the elimination of a Friends and Family event in October 2002 that contributed $5.3 million to net sales. Comparable store sales declined by 5.9% for the nine month period largely offset by non comp store sales. The number of stores open at November 1, 2003 increased to 154 from 152 at November 2, 2002.

Revenues of J. Crew Direct (which consists of the Internet and catalog operations) decreased to $124.8 million in the first nine months of 2003 from $162.1 million in the first nine months of 2002. Internet revenues decreased to $82.5 million in the first nine months of 2003 from $91.5 million in the first nine months of 2002. Catalog revenues in the first nine months of 2003 decreased to $42.3 million from $70.6 million in the first nine months of 2002. The decrease in the Direct business during the nine month period is primarily attributable to the sales decrease in the third quarter which was adversely effected by (a) the reduction in pages circulated including the elimination of clearance and “women’s only” catalogs and (b) a reduction in August clearance sales due to the lower inventories carried forward from the Spring and Summer seasons in 2003 compared to last year.

Revenues of J. Crew Factory decreased to $56.4 million in the first nine months of 2003 from $58.2 million in the first nine months of 2002 due to a 4.1% decrease in comparable store sales. There were 42 stores open at November 1, 2003 compared to 43 stores at November 2, 2002.

Other revenues decreased to $21.4 million in the first nine months of 2003 from $23.8 million in the first nine months of 2002 due primarily to a decrease in shipping and handling fees as a result of the decline in the net sales of the Direct business, primarily in the third quarter.

Cost of goods sold, including buying and occupancy costs, increased as a percentage of revenues to 65.8% in the first nine months of 2003 from 61.1% in the first nine months of 2002. This increase is attributable primarily to a decrease of 310 basis points in merchandise margin and a decrease of 160 basis points from the negative leverage on buying and occupancy costs. The decrease in merchandise margin resulted from higher markdowns in the first six months of 2003 compared to the first six months of 2002, reflecting management’s new strategy of disposing of slow moving merchandise in season and reducing the amount of merchandise held in its Factory and Direct divisions for disposition in future seasons.

Selling, general and administrative expenses decreased to $193.6 million in the thirty-nine weeks ended November 1, 2003 from $206.9 million in the thirty-nine weeks ended November 2, 2002. This decrease of $13.3 million resulted from a decrease in general and administrative expenses of $4.3 million and a decrease of $9.0 million in selling expense. The decrease in general and administrative expenses resulted from (a) $5.7 million of severance charges relating to headcount reductions and the departure of a former Chief Executive Officer in the first nine months of 2002 compared to $1.4 million of severance charges in the first nine months of 2003, (b) the effect in the first quarter of 2003 of the cost reduction initiatives implemented at the end of the first quarter of 2002 less the expenses associated with additional retail stores in operation in 2003. The reduction in selling expense was due primarily to a 26% decrease in catalog circulation in the first nine months of 2003. As a percentage of revenues, selling, general and administrative expenses increased to 40.4% of revenues in the first nine months of 2003 from 39.4% in the first nine months of 2002 due to the decline in revenues in the 2003 period.

Interest expense – J. Crew Operating Corp

Interest expense in the nine months ended November 1, 2003 decreased to $15.2 million in the 2003 nine month period from $15.9 million in the same period last year. This decrease resulted from significantly lower average borrowings under our working capital credit facility partially offset by additional long term debt of $25.8 million in the 2003 nine month period. Average borrowings under our working capital credit facility were $0.2 million in 2003 nine month period compared to $45.8 million in the same period last year. Non-cash interest expense was $2.0 million in the 2003 nine month period versus $1.7 million last year.

Interest expense – J. Crew Intermediate LLC

The interest expense of Intermediate consists of the interest expense of Operating and the interest expense associated with the 16% subordinated notes issued in May 2003 which aggregated $14.2 million for the nine months ended November 1, 2003.

Interest income — J. Crew Intermediate LLC

Intercompany interest income consists of accrued interest on the 13 1/8%  debentures of J. Crew Group, Inc. from May 6, 2003

Interest expense – J. Crew Group, Inc

Interest expense increased to $43.2 million in the first nine months of 2003 from $28.9 million in the first nine months of 2002. The interest expense of Holdings includes the interest expense of Intermediate plus the interest expense related to the $21.7 million of 13 1/8% debentures that were not exchanged and the reclassification of $7.1 million of certain preferred stock dividends in the third quarter of 2003 resulting from the adoption of SFAS No. 150. Non-cash interest expense in the first nine months of 2003 was $27.7 million in 2003 compared to $14.2 million in 2002.

The net gain on exchange of debt of $41.1 million reflects the difference between the fair value of the new 16% subordinated notes at date of issuance and the carrying value of the old 13 1/8% discount debentures of $44.1 million, less the additional interest expense of 2 7/8% from October 15, 2002 to May 6, 2003 paid to the note holders who accepted the exchange offer ($1.9 million) and the write-off of unamortized deferred financing costs related to the debentures exchanged ($1.1 million).

No tax benefit was attributed to the pre-tax loss in the first nine months of 2003 compared to a 35% tax benefit in the same period last year. At February 1, 2003 the Company established a valuation allowance to reduce the net deferred tax assets to their estimated recoverable amount and the Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations decreased to $28.7 million in the first nine months of 2003 from $38.3 million in the first nine months of 2002. This decrease in cash used in operations resulted primarily from the decrease in working capital requirements which offset the increase in operating losses during the period.

On December 23, 2002, the Company entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative agent and collateral agent, and a syndicate of lenders which provides for maximum credit availability of up to $180.0 million (the “Congress Credit Facility”). The Congress Credit Facility provides for revolving loans of up to $160.0 million, supplemental loans of up to $20.0 million each year during the period from April 15 to September 15, and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is limited to the sum of 85% of eligible receivables, 90% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through November 30 and 85% of the net recovery percentage of inventories for the period December 1 through July 31 and the real estate availability of $5.8 million.

The Congress Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company’s capital stock payable solely in additional shares of its capital stock, the Company’s tax sharing agreement, the Series A Preferred Stock of Holdings, the Series B Preferred Stock of Holdings and the 131/8% Senior Discount Debentures due 2008 of Holdings. The ability of the Company to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Congress Credit Facility, the assets of Operating Corp. and its subsidiaries are restricted.

The Congress Credit Facility includes restrictions, regarding the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Company is required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items (“EBITDA”) if excess availability is less than $15.0 million for any 30 consecutive day period. The Company is in compliance with all financial covenants under the Congress Credit Facility.

Capital expenditures, net of construction allowances, were $6.2 million for the first nine months of 2003 compared to $18.0 million in the first nine months of 2002. Capital expenditures for fiscal year 2003 are expected to be approximately $8.0 million compared to $20.4 million in fiscal year 2002. Three new stores were opened in fiscal 2003 compared to 16 in fiscal 2002.

There were borrowings of $3.0 million under the working capital credit facility at November 1, 2003 compared to $55.0 million at November 2, 2002. As of November 1, 2003 there was $53.2 million in availability under the Congress Credit Facility. Long-term indebtedness increased by $25.8 million in the first quarter of 2003 consisting of $20.0 million of notes payable due in 2008 and $5.8 million under the Congress Credit Facility repayable over a period of 60 months commencing June 1, 2003.

On May 6, 2003, the Company (through its wholly owned subsidiary, J. Crew Intermediate LLC (“Intermediate”) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate for its outstanding 13 1/8% Senior Discount Debentures due 2008. Approximately 85% of the outstanding debentures were tendered for exchange. The effect of the exchange offer on interest expense in fiscal 2003 will be to increase total interest expense by $2.6 million but decrease cash interest by $15.8 million.

Management believes that cash flow from operations and availability under the Congress Credit Facility will provide adequate funds for the Company’s foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company’s ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

SEASONALITY

The Company experiences two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 32% of annual net sales in fiscal year 2002 occurred in the fourth quarter. The Company’s working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce net income or the net assets of the Company. The Company’s variable rate debt consists of borrowings under the Congress Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A one percentage point change in the base interest rate would result in approximately $100,000 change in income before taxes for each $10 million of borrowings.

The Company has a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. The Company has entered into forward foreign exchange contracts from time to time in order to minimize this risk. At November 1, 2003, there were no forward foreign exchange contracts outstanding.

The Company enters into letters of credit primarily to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at November 1, 2003 were $51.5 million, including $3.5 million of standby letters of credit.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of the Company’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, the Company has conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer and the Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K was filed by the Company on August 11, 2003 relating to the resignation of Scott Rosen as Executive Vice-President and Chief Financial Officer of the Company.

Current Report on Form 8-K was filed by the Company on August 22, 2003 relating to the results of operations for the period ended August 2, 2003.

Current Report on Form 8-K was filed by the Company on October 1, 2003 relating to the appointment of Roxane Al-Fayez as Executive Vice-President of Catalog & e-Commerce of the Company.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC. (Registrant)

Date: December 15, 2003	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 15, 2003	By:	/s/ Nicholas Lamberti
Nicholas Lamberti Vice-President and Corporate Controller (Acting Chief Financial Officer)

J. CREW INTERMEDIATE LLC (Registrant)

Date: December 15, 2003	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 15, 2003	By:	/s/ Nicholas Lamberti
Nicholas Lamberti Vice-President and Corporate Controller (Acting Chief Financial Officer)

J. CREW OPERATING CORP. (Registrant)

Date: December 15, 2003	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 15, 2003	By:	/s/ Nicholas Lamberti
Nicholas Lamberti Vice-President and Corporate Controller (Acting Chief Financial Officer)