Form 10-Q
period 2004-05-01
J CREW INTERMEDIATE LLC; J CREW GROUP INC; J CREW OPERATING CORP
filed 2004-06-15
CIK 1255137, 1051251, 1051425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

333-42427	J. CREW GROUP, INC. (Incorporated in New York) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-2894486

333-107211	J. CREW INTERMEDIATE LLC (Formed in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	N/A

333-42423	J. CREW OPERATING CORP. (Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500	22-3540930

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by a check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding at June 1, 2004

J. Crew Group, Inc.	12,197,978 shares of common stock, par value $.01 per share
J. Crew Intermediate LLC	100% of its membership interests are owned by J. Crew Group, Inc.
J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J. Crew Intermediate LLC)

This Quarterly Report on Form 10-Q is a combined report being filed by three different registrants: J. Crew Group, Inc., J. Crew Intermediate LLC (a wholly-owned subsidiary of J. Crew Group, Inc.) and J. Crew Operating Corp. (a wholly-owned subsidiary of J. Crew Intermediate LLC).  The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Intermediate LLC and J. Crew Operating Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	22,852	23,633
Refundable income taxes	9,320	9,320
Total current assets	148,528	148,631

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Other assets	12,705	13,500
Total assets	$292,336	$300,511

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,854	97,175
Federal and state income taxes	830	1,175
Total current liabilities	100,848	99,514

Deferred credits	55,352	56,723

Long-term debt (includes redeemable preferred stock)	535,163	516,640

Preferred stock	92,800	92,800

Stockholders’ deficit	(491,827)	(465,166)

Total liabilities and stockholders’ deficit	$292,336	$300,511

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Revenues:
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,200	103,030

Gross profit	61,212	58,465

Selling, general and administrative expenses	63,557	68,330

Loss from operations	(2,345)	(9,865)

Interest expense – net	(20,962)	(9,762)

Loss before income taxes	(23,307)	(19,627)

Income taxes	—	—

Net loss	$(23,307)	$(19,627)

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(23,307)	$(19,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	570	467
Amortization of deferred compensation	10	10
Non-cash interest expense (including non-cash preferred stock dividends of $7,675 and $—) in 2004 and 2003, respectively	15,450	4,184

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	781	4,690
Other assets	225	(113)
Accounts payable and other liabilities	(157)	(29,806)
Federal and state income taxes	(345)	(201)

Net cash used in operating activities	(16,303)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,467)
Proceeds from construction allowances	465	1,000

Net cash used in investing activities	(1,421)	(1,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Repayment of long-term debt	(291)	—
Net cash provided by/(used in) financing activities	(291)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981

Cash and cash equivalents - beginning of period	49,650	18,895

Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$3,364	$9,607

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 that was added to the principal amount of debt	$—	$4,416

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	22,852	23,633
Refundable income taxes	9,320	9,320
Total current assets	148,528	148,631

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Investment in debentures of J. Crew Group, Inc.	131,083	131,083

Intercompany interest receivable	16,965	12,665
Other assets	12,547	13,333
Total assets	$440,226	$444,092

Liabilities and Membership Interests
Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,738	96,335
Federal and state income taxes	830	1,175
Total current liabilities	100,732	98,674

Long-term debt	290,754	283,269

Deferred credits	55,352	56,723

Due to J. Crew Group, Inc.	7,071	8,506

Membership interests	(13,683)	(3,080)

Total liabilities and membership interests	$440,226	$444,092

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Revenues:
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,200	103,030

Gross profit	61,212	58,465

Selling, general and administrative expenses	63,547	68,320

Loss from operations	(2,335)	(9,855)

Interest expense – net	(12,568)	(5,060)

Intercompany interest income	4,300	—

Loss before income taxes	(10,603)	(14,915)

Income taxes	—	—

Net loss	$(10,603)	$(14,915)

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(10,603)	$(14,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	560	410
Non-cash interest expense	7,775	250

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	781	4,690
Other assets	225	(113)
Accounts payable and other liabilities	569	(30,517)
Federal and state income taxes	(345)	(201)

Net cash used in operating activities	(10,568)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,476)
Proceeds from construction allowances	465	l,000

Net cash used in investing activities	(1,421)	(l,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Transfers to affiliates	(5,735)	—
Repayment of long-term debt	(291)	—

Net cash provided by/(used in) financing activities	(6,026)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981

Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends to J. Crew Group, Inc. (reflected directly in membership interests)	$—	$9,320

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	22,852	23,633
Refundable income taxes	9,320	9,320

Total current assets	148,528	148,631

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Other assets	10,434	11,091
Total assets	$290,065	$298,102

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,731	96,328
Federal and state income taxes	830	1,175

Total current liabilities	100,725	98,667

Deferred credits	55,352	56,723

Long-term debt	174,839	174,880

Due to J. Crew Group, Inc.	4,462	5,897

Stockholder’s deficit	(45,313)	(38,065)

Total liabilities and stockholder’s deficit	$290,065	$298,102

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Revenues
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,200	103,030

Gross profit	61,212	58,465

Selling, general and administrative expenses	63,547	68,320

Loss from operations	(2,335)	(9,855)

Interest expense – net	(4,913)	(5,060)

Loss before income taxes	(7,248)	(14,915)

Income taxes	—	—

Net loss	$(7,248)	$(14,915)

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(7,248)	$(14,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	432	410
Non-cash interest expense	250	250

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	781	4,690
Other assets	225	(113)
Accounts payable and other liabilities	567	(30,517)
Federal and state income taxes	(345)	(201)
Net cash used in operating activities	(14,868)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,476)
Proceeds from construction allowances	465	1,000
Net cash used in investing activities	(1,421)	(1,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Repayment of long-term debt	(291)	—
Transfers to affiliates	(1,435)	—
Net cash provided by/(used in) financing activities	(1,726)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981
Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends to J. Crew Group, Inc. (reflected directly in stockholders’ deficit)	$—	$9,320

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended May 1, 2004 and May 3, 2003

1.                 Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.                    J. Crew Operating Corp. and its wholly-owned subsidiaries (collectively, “Operating Corp.”), which consist of the accounts of J. Crew Operating Corp. and its wholly-owned subsidiaries.

b.                   J. Crew Intermediate LLC and its wholly-owned subsidiaries (collectively, “Intermediate”), which consist of the accounts of J. Crew Intermediate LLC and Operating Corp.

c.                    J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, “Holdings”), which consist of the accounts of J. Crew Group, Inc. and Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

Intermediate was formed in Delaware as a limited liability company on March 27, 2003.  100% of the membership interests of Intermediate are owned by Holdings.  Effective May 2003, Holdings transferred its investment in J. Crew Operating Corp. and subsidiaries to Intermediate.  This combination of entities under common control was accounted for in a manner similar to a pooling of interests.  On May 6, 2003, Intermediate issued 193,346,138 aggregate principal amount at maturity of 16% senior discount contingent principal notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% senior discount debentures of Holdings.  The 13 1/8% senior discount debentures of Holdings that were exchanged are being held as an intercompany asset by Intermediate, and interest income received by Intermediate from Holdings during the thirteen weeks ended May 1, 2004 was $4.3 million.

The accompanying financial statements of Intermediate include the balance sheet of Intermediate and its subsidiaries at May 1, 2004 and the statements of operations and cash flows for the thirteen week period then ended.  The statements of operations and cash flows of Intermediate for the three months ended May 3, 2003 consist of the operations of Operating Corp. (the predecessor business).

The condensed consolidated balance sheet as of May 1, 2004 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the consolidated financial statements for the fiscal year ended January 31, 2004.

The results of operations for the thirteen-week period ended May 1, 2004 are not necessarily indicative of the operating results for the full fiscal year.

2.                 Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The provisions of this statement were effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 resulted in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities, which total $222.7 million as of May 1, 2004.  In connection with this reclassification, the dividends related to the Series B preferred stock and the accreted dividends of the Series A preferred stock are included in interest expense.

In December 2003, the FASB revised and reissued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively dispense the risks and rewards of ownership among their owners and other parties involved.  The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 5, 2004.  The adoption of FASB Interpretation No. 46 did not have any effect on our financial statements.

3.                 Long-term debt

Long-term debt consists of the following:

	May 1, 2004	January 31, 2004
	(in thousands)
Operating Corp.:
Congress Credit Facility	$4,753	$5,044
5% notes payable	21,250	21,000
10 3/8% senior subordinated notes	150,000	150,000
	176,003	176,044
Less amount due within one year	(1,164)	(1,164)
Total Operating Corp.	$174,839	$174,880

Intermediate:
16% senior discount contingent principal notes, net of debt issuance discount of $36,793 and $38,677	115,915	108,389
Total Intermediate	$290,754	$283,269

Holdings:
13 1/8% senior discount debentures	21,667	21,667
Mandatorily redeemable preferred stock	222,742	211,704
Total Holdings	$535,163	$516,640

4.                 Reclassifications

Certain prior year amounts have been reclassified to conform to current year’s presentation.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations are provided solely with respect to J. Crew Operating Corp. and its subsidiaries since substantially all of our operations are conducted by J. Crew Operating Corp.  However, J. Crew Intermediate LLC and J. Crew Group, Inc. have outstanding additional debt securities and preferred stock and debt securities of J. Crew Group, Inc. are being held as an intercompany asset by Intermediate.  Accordingly, information with respect to interest income and expense of each of those entities is also provided herein.  The discussion of liquidity and capital resources pertains to J. Crew Group, Inc. and its consolidated subsidiaries, including J. Crew Intermediate LLC and J. Crew Operating Corp.

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

Results of Operations – Thirteen Weeks Ended May 1, 2004 Compared to Thirteen Weeks Ended May 3, 2003

Revenues for the thirteen weeks ended May 1, 2004 decreased to $145.4 million from $161.5 million in the thirteen weeks ended May 3, 2003, a decrease of 10.0%.

Revenues of the retail division (including J. Crew Retail stores and J. Crew Factory stores) increased to $104.0 million in the first quarter of 2004 from $97.6 million in the first quarter of 2003.  This increase was due to an increase of 3.9% in comparable store sales in the first quarter of 2004 and sales from stores not open in the first quarter of 2003.  There were 154  J. Crew Retail stores and 42 J. Crew Factory stores open at May 1, 2004 and May 3, 2003.

Revenues of the Direct division (which consists of the Internet and catalog operations) decreased to $36.6 million in the first quarter of 2004 from $55.0 million in the first quarter of 2003.  Revenues from the Internet operation decreased to $21.2 million in the first quarter of 2004 from $36.6 million in the first quarter of 2003.  Catalog revenues in the first quarter of 2004 decreased to $15.4 million from $18.4 million in the first quarter of 2003.  The decrease in Direct revenues was due to (a) a 28% reduction in pages circulated to 964 million in 2004 from 1.33 billion in 2003 primarily from the elimination of two “women’s only” editions, (b) the reduction in clearance activities which particularly impacted the revenues of the Internet operation and (c) reduced inventory levels.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $4.8 million in the first quarter of 2004 from $8.9 million in the first quarter of 2003 due to a reduction in shipping and handling fees as a result of the decline in the revenues of the Direct division.

Gross margin increased as a percentage of revenues to 42.1% in the first quarter of 2004 from 36.2% in the first quarter of 2003.  This increase was attributable to an increase in merchandise margins of 880 basis points from decreased markdowns across all channels and a significant reduction in clearance activities.  The merchandise margin in the first quarter of 2004 was reduced by 290 basis points from the effect that the decrease in net sales had on buying and occupancy costs as a percentage of revenues as these expenses were relatively fixed during both periods.  The first quarter of 2003 was negatively impacted by clearance activities as we adopted a new inventory strategy of liquidating current season inventories in season and commenced the disposition of prior season inventories.  This change continued to impact 2003 gross margin through the end of the second quarter.

Selling, general and administrative expenses decreased to $63.5 million (43.7% of revenues) in the first quarter of 2004 from $68.3 million (42.3% of revenues) in the 2003 first quarter.  This decrease can be attributed primarily to a reduction of $2.3 million in selling expense in the Direct division due to the decrease in pages circulated and a $1.2 million decrease in depreciation and amortization.  The 2003 first quarter was negatively impacted by $900,000 of severance expense.

Interest expense, net, consists of:

	Operating Corp.	Intermediate	Holdings

Thirteen weeks ended May 1, 2004:
Interest - cash	$4,231	$4,231	$4,940
Non-cash interest:
Interest on notes	250	5,891	5,891
Amortization of deferred financing costs	432	560	570
Amortization of debt issuance costs	—	1,886	1,886
Dividends on mandatorily redeemable preferred stock	—	—	7,675
Total interest expense	$4,913	$12,568	$20,962

Thirteen weeks ended May 3, 2003:
Interest - cash	$4,400	$4,400	$5,097
Non-cash interest:
Interest on notes	250	250	4,198
Amortization of deferred financing costs	410	410	467
Total interest expense	$5,060	$5,060	$9,762

Increase (decrease) in interest expense	$(147)	$7,508	$11,200

The increase in interest expense at Intermediate of $7.5 million results from the issuance of $193,346,138 aggregate principal amount at maturity of the 16% senior discount contingent principal notes due 2008 of Intermediate in connection with the exchange offer completed on May 6, 2003 and consists of interest expense of $5.6 million and amortization of debt issuance discount and deferred financing costs of $1.9 million.

Holdings’ interest expense increased by $11.2 million due to the classification of $7.7 million of dividends on mandatorily redeemable preferred stock as interest expense commencing in the third quarter of 2003, which was recorded as a direct charge to stockholders deficit in the first quarter, and additional interest expense and amortization of debt issuance costs resulting from the exchange of Holding’s 13 1/8% senior discount debentures for the 16% senior discount contingent principal notes of Intermediate.

No tax benefit was attributed to the pre-tax loss in the first quarter of 2004 and 2003.  We fully reserved our net deferred tax assets at January 31, 2004.  We do not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

Liquidity and Capital Resources

Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility. Our primary cash needs are for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

On December 23, 2002, Operating Corp. entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for maximum credit availability of up to $180.0 million (the “Congress Credit Facility”).  The Congress Credit Facility expires in December 2005 and provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations.  The total amount of availability is limited to the sum of 85% of eligible receivables, 90% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through November 30, 85% of the net recovery percentage of inventories for the period December 1 through July 31 and the remaining outstanding balance of the real estate availability loan.

The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures.  We are required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items (“EBITDA”) if excess availability is less than $15.0 million for any 30 consecutive day period.  We have at all times been in compliance with all financial covenants under the Congress Credit Facility.

At May 1, 2004, there was $32.0 million in availability under the Congress Credit Facility.  There were no short-term borrowings under the Congress Credit Facility at May 1, 2004 or May 3, 2003.

Cash used in operations decreased to $16.3 million in the first quarter of 2004 from $23.0 million in the first quarter of 2003, primarily as a result of the decrease in loss from operations of $7.5 million.

Capital expenditures, net of construction allowances, were $1.4 million for the first quarter of 2004 compared to $1.5 million in the first quarter of 2003.  Capital expenditures for fiscal year 2004 are expected to be approximately $10.0 million.  Two new stores have opened to date in fiscal 2004 and an additional three new stores are planned to open in fiscal 2004.

Long-term indebtedness increased by $25.8 million in the first quarter of 2003 consisting of $20.0 million of notes payable due in 2008 and $5.8 million under the Congress Credit Facility repayable over a period of 60 months commencing June 1, 2003.

Management believes that invested cash, cash flow from operations, and availability under the Congress Credit Facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations.  Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into letters of credit to facilitate the international purchase of merchandise.  Standby letters of credit are required to secure certain obligations.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Letters of Credit
Standby	$—	$—	$—	$2.7	$2.7
Import	46.4	—	—	—	46.4
	$46.4	$—	$—	$2.7	$49.1

Contractual Obligations

The following summarizes our contractual obligations as of May 1, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt obligations(1)	$1.2	$2.4	$346.9	$—	$350.5
Redeemable preferred stock(2)	—	—	—	222.7	222.7
Operating lease obligations(3)	52.4	96.4	84.3	116.2	349.3
Purchase obligations
Inventory commitments	211.2	—	—	—	211.2
Other	4.5	9.0	2.4	—	15.9
Employment agreements	1.8	3.6	3.6	—	9.0
	$271.1	$111.4	$437.2	$338.9	$1,158.6

(1)               Excludes unamortized debt issuance discount.

(2)               Included in long-term debt in the financial statements.

(3)               Operating lease obligations represent obligations under various long-tem operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.  Operating lease expense is a significant component of our operating expenses.  The lease terms range for various rental markets and are entered into at different times, which mitigates exposure to market changes which could have a material effect on our results of operations within any given year.

Seasonality

We experience two distinct selling seasons, spring and fall.  The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters.  Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season.  Approximately 31% of annual net sales in fiscal year 2003 occurred in the fourth quarter.  Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets.  Our variable rate debt consists of borrowings under the Congress Credit Facility.  The interest rates are a function of the bank prime rate or LIBOR.  A one percentage point increase in the base interest rate would result in approximately $100,000 change in income before taxes for each $10 million of borrowings.

We have a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen.  We have entered into forward foreign exchange contracts from time to time in order to minimize this risk.  At May 1, 2004, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit to facilitate the international purchase of merchandise.  The letters of credit are primarily denominated in U.S. dollars.  Outstanding letters of credit at May 1, 2004 were $49.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

With the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no significant changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits.

31.1*  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)                     Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter covered by this report:

1.                    Form 8-K filed March 26, 2004 relating to the Company’s financial results for the quarter and fiscal year ended January 31, 2004.

2.                    Form 8-K filed April 15, 2004 relating to the appointment of Amanda Bokman as Executive Vice-President and Chief Financial Officer.

3.                    Form 8-K filed April 28, 2004 relating to the appointment of Holly Cohen as Vice President, Real Estate, Planning and Construction.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date:	June 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	June 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW INTERMEDIATE LLC
(Registrant)

Date:	June 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	June 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date:	June 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	June 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer