Form 10-Q
period 2004-06-30
J CREW INTERMEDIATE LLC; J CREW GROUP INC; J CREW OPERATING CORP
filed 2004-09-14
CIK 1255137, 1051251, 1051425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Outstanding at August 31, 2004

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

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2004	January 31, 2004
		(as restated)
	(unaudited)
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$35,014	$49,650
Merchandise inventories	94,377	66,028
Prepaid expenses and other current assets	15,958	20,733
Refundable income taxes	9,320	9,320
Total current assets	154,669	145,731

Property and equipment - at cost	288,467	284,945
Less accumulated depreciation and amortization	(161,689)	(146,565)
Property and equipment, net	126,778	138,380

Other assets	11,898	13,500
Total assets	$293,345	$297,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	101,974	97,175
Federal and state income taxes	761	1,175
Total current liabilities	103,899	99,514

Deferred credits	54,422	56,723

Long-term debt (includes redeemable preferred stock)	554,546	516,640

Preferred stock	92,800	92,800

Stockholders’ deficit	(512,322)	(468,066)

Total liabilities and stockholders’ deficit	$293,345	$297,611

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues:
Net sales	$182,106	$159,186
Other	6,222	7,881
	188,328	167,067

Cost of goods sold, including buying and occupancy costs	114,108	115,722

Gross profit	74,220	51,345

Selling, general and administrative expenses	65,872	65,989

Income (loss) from operations	8,348	(14,644)

Interest expense – net	(22,110)	(13,028)

Gain on exchange of debt (net of related expenses of $2,992)	—	41,085

Insurance proceeds	—	1,600

Income (loss) before income taxes	(13,762)	15,013

Income taxes	—	—

Net income (loss)	$(13,762)	$15,013

See notes to unaudited condensed consolidated financial statements.

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues:
Net sales	$322,681	$311,778
Other	11,059	16,784
	333,740	328,562

Cost of goods sold, including buying and occupancy costs	198,788	219,382

Gross profit	134,952	109,180

Selling, general and administrative expenses	129,429	134,319

Income (loss) from operations	5,523	(25,139)

Interest expense – net	(43,072)	(22,790)

Gain on exchange of debt (net of related expenses of $2,992)	—	41,085

Insurance proceeds	—	1,600

Loss before income taxes	(37,549)	(5,244)

Income taxes	—	—

Net loss	$(37,549)	$(5,244)

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31,	August 2,
	2004	2003
		(as restated)
	(unaudited)
	(in thousands)

Cash flow from operating activities:
Net loss	$(37,549)	$(5,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,546	21,485
Amortization of deferred compensation	21	21
Non-cash interest expense (including non-cash preferred stock dividends of $15,716 and none in 2004 and 2003, respectively)	32,923	12,655
Gain on exchange of debt	—	(41,085)

Changes in operating assets and liabilities:
Merchandise inventories	(28,349)	22,508
Prepaid expenses and other current assets	4,775	7,425
Other assets	439	11
Accounts payable and other liabilities	721	(23,049)
Federal and state income taxes	(414)	(262)

Net cash used in operating activities	(9,887)	(5,535)

Cash flow from investing activities:
Capital expenditures	(5,944)	(5,800)
Proceeds from construction allowances	1,777	1,000

Net cash used in investing activities	(4,167)	(4,800)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(2,592)
Repayment of long-term debt	(582)	(291)
Net cash provided by/(used in) financing activities	(582)	22,937

Increase/(decrease) in cash and cash equivalents	(14,636)	12,602
Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$35,014	$31,497

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$6,728	$19,532
Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 that was added to the principal amount of debt	$—	$4,416
Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Senior Discount Debentures of J.Crew Group Inc., effective May 6, 2003	$—	$—

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2004	January 31, 2004
		(as restated)
	(unaudited)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$35,014	$49,650
Merchandise inventories	94,377	66,028
Prepaid expenses and other current assets	15,958	20,733
Refundable income taxes	9,320	9,320
Total current assets	154,669	145,731

Property and equipment - at cost	288,467	284,945
Less accumulated depreciation and amortization	(161,689)	(146,565)
Property and equipment, net	126,778	138,380

Investment in debentures of J. Crew Group, Inc.	131,083	131,083

Intercompany interest receivable	21,267	12,665
Other assets	11,749	13,333
Total assets	$445,546	$441,192

Liabilities and Membership Interests
Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	101,136	96,335
Federal and state income taxes	761	1,175
Total current liabilities	103,061	98,674

Long-term debt	298,731	283,269

Deferred credits	54,422	56,723

Due to J. Crew Group, Inc.	7,086	8,506

Membership interests	(17,754)	(5,980)
Total liabilities and membership interests	$445,546	$441,192

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues:
Net sales	$182,106	$159,186
Other	6,222	7,881
	188,328	167,067

Cost of goods sold, including buying and occupancy costs	114,108	115,722

Gross profit	74,220	51,345

Selling, general and administrative expenses	65,872	65,978

Income (loss) from operations	8,348	(14,633)

Interest expense – net	(13,352)	(11,280)

Intercompany interest income	4,301	4,160

Gain on exchange of debt	—	44,077

Insurance proceeds	—	1,600

Income (loss) before income taxes	(703)	23,924

Income taxes	—	—

Net income (loss)	$(703)	$23,924

See notes to unaudited condensed consolidated financial statements.

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues:
Net sales	$322,681	$311,778
Other	11,059	16,784
	333,740	328,562

Cost of goods sold, including buying and occupancy costs	198,788	219,382

Gross profit	134,952	109,180

Selling, general and administrative expenses	129,408	134,298

Income (loss) from operations	5,544	(25,118)

Interest expense – net	(25,920)	(16,340)

Intercompany interest income	8,602	4,160

Gain on exchange of debt	—	44,077

Insurance proceeds	—	1,600

Income (loss) before income taxes	(11,774)	8,379

Income taxes	—	—

Net income (loss)	$(11,774)	$8,379

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Cash flow from operating activities:
Net income (loss)	$(11,774)	$8,379
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,546	21,485
Non-cash interest expense	17,189	7,575
Gain on exchange of debt	—	(44,077)

Changes in operating assets and liabilities:
Merchandise inventories	(28,349)	22,508
Prepaid expenses and other current assets	4,775	7,425
Other assets	439	11
Accounts payable and other liabilities	723	(23,049)
Federal and state income taxes	(414)	(262)
Net cash provided by/(used in) operating activities	135	(5)

Cash flow from investing activities:
Capital expenditures	(5,944)	(5,800)
Proceeds from construction allowances	1,777	1,000
Net cash used in investing activities	(4,167)	(4,800)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(2,500)
Repayment of long-term debt	(582)	(291)
Transfer to affiliates	(10,022)	(5,622)
Net cash provided by/(used in) financing activities	(10,604)	17,407

Increase/(decrease) in cash and cash equivalents	(14,636)	12,602

Cash and cash equivalents - beginning of period	49,650	18,895

Cash and cash equivalents - end of period	$35,014	$31,497

Non-cash financing activities:

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Senior Discount Debentures of J.Crew Group Inc., effective May 6, 2003	$—	$—

See notes to unaudited condensed financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2004	January 31, 2004
		(as restated)
	(unaudited)
	(in thousands)

Assets

Current assets:
Cash and cash equivalents	$35,014	$49,650
Merchandise inventories	94,377	66,028
Prepaid expenses and other current assets	15,958	20,733
Refundable income taxes	9,320	9,320
Total current assets	154,669	145,731

Property and equipment - at cost	288,467	284,945
Less accumulated depreciation and amortization	161,689	(146,565)
Property and equipment, net	126,778	138,380

Other assets	9,786	11,091
Total assets	$291,233	$295,202

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	101,128	96,328
Federal and state income taxes	761	1,175
Total current liabilities	103,053	98,667

Long-term debt	174,798	174,880

Deferred credits	54,422	56,723

Due to J. Crew Group, Inc.	4,473	5,897

Stockholder’s deficit	(45,513)	(40,965)

Total liabilities and stockholder’s deficit	$291,233	$295,202

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues
Net sales	$182,106	$159,186
Other	6,222	7,881
	188,328	167,067

Cost of goods sold, including buying and occupancy costs	114,108	115,722

Gross profit	74,220	51,345

Selling, general and administrative expenses	65,872	65,978

Income (loss) from operations	8,348	(14,633)

Interest expense – net	(5,179)	(4,970)

Insurance proceeds	—	1,600

Income (loss) before income taxes	3,169	(18,003)

Income taxes	—	—

Net income (loss)	$3,169	$(18,003)

See notes to unaudited condensed consolidated financial statements.

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Revenues
Net sales	$322,681	$311,778
Other	11,059	16,784
	333,740	328,562

Cost of goods sold, including buying and occupancy costs	198,788	219,382

Gross profit	134,952	109,180

Selling, general and administrative expenses	129,408	134,298

Income (loss) from operations	5,544	(25,118)

Interest expense – net	(10,092)	(10,030)

Insurance proceeds	—	1,600

Loss before income taxes	(4,548)	(33,548)

Income taxes	—	—

Net loss	$(4,548)	$(33,548)

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	July 31, 2004	August 2, 2003
		(as restated)
	(unaudited)
	(in thousands)

Cash flow from operating activities:

Net loss	$(4,548)	$(33,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,546	21,485
Non-cash interest expense	1,361	1,265

Changes in operating assets and liabilities:
Merchandise inventories	(28,349)	22,508
Prepaid expenses and other current assets	4,775	7,425
Other assets	439	11
Accounts payable and other liabilities	727	(23,784)
Federal and state income taxes	(414)	(262)
Net cash used in operating activities	(8,463)	(4,900)

Cash flow from investing activities:
Capital expenditures	(5,944)	(5,800)
Proceeds from construction allowances	1,777	1,000
Net cash used in investing activities	(4,167)	(4,800)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(92)
Repayment of long-term debt	(582)	(291)
Transfers to affiliates	(1,424)	(3,135)
Net cash provided by/(used in) financing activities	(2,006)	22,302

Increase/(decrease) in cash and cash equivalents	(14,636)	12,602
Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$35,014	$31,497

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003

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

c.                    J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, “Group”), which consist of the accounts of J. Crew Group, Inc. and Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

Intermediate was formed in Delaware as a limited liability company on March 27, 2003.  100% of the membership interests of Intermediate are owned by Group.  Effective May 2003, Group transferred its investment in J. Crew Operating Corp. and subsidiaries to Intermediate.  This combination of entities under common control was accounted for in a manner similar to a pooling of interests.  On May 6, 2003, Intermediate issued $193,346,138 aggregate principal amount at maturity of 16% senior discount contingent principal notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% senior discount debentures of Group.  The 13 1/8% Senior Discount Debentures of Group that were exchanged are being held as an intercompany asset by Intermediate, and interest income received by Intermediate from Group during the twenty-six weeks ended July 31, 2004 and August 2, 2003 was $8.6 million and $4.2 million.

The statements of operations and cash flows of Intermediate for the period prior to May 2003 consist of the operations and cash flows of Operating Corp. (the predecessor business).

The condensed consolidated balance sheets as of July 31, 2004 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

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

The results of operations for the twenty-six-week period ended July 31, 2004 are not necessarily indicative of the operating results for the full fiscal year.

2.                 Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The provisions of this statement were effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 at the beginning of the third quarter of 2003 resulted in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities, which total $234.1 million as of July 31, 2004.  In connection with this reclassification, the dividends related to the Series B preferred stock and the accreted dividends of the Series A preferred stock are included in interest expense.

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

3.                 Long-term debt

Long-term debt consists of the following:

	July 31, 2004	January 31, 2004
	(in thousands)
Operating Corp.:
Congress Credit Facility	$4,462	$5,044
5% notes payable	21,500	21,000
10 3/8% senior subordinated notes	150,000	150,000
	175,962	176,044
Less amount due within one year	(1,164)	(1,164)
Total Operating Corp.	174,798	174,880

Intermediate:
16% senior discount contingent principal notes, net of debt issuance discount of $34,865 and $38,677	123,933	108,389
Total Intermediate	298,731	283,269

Group:
13 1/8% senior discount debentures	21,667	21,667
Mandatorily redeemable preferred stock	234,148	211,704
Total Group	$554,546	$516,640

4.                 Restatement

The consolidated financial statements for the year ended January 31, 2004 and the thirteen weeks ended May 1, 2004 have been restated to reflect the write-off of prepaid sample costs that should have been expensed as incurred.  The corrections, which are reflected in the financial statements as a reduction of prepaid expenses and other current assets and an increase in cost of goods sold, are as follows:

Net income (loss)

	Group		Intermediate		Operating
	As	As	As	As	As	As
Period Ended	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

13 weeks ended:
May 3, 2003	$(19.6)	$(20.2)	$(14.9)	$(15.5)	$(14.9)	$(15.5)
Aug 2, 2003	15.2	15.0	24.1	23.9	(17.8)	(18.0)
Nov 1, 2003	(23.6)	(24.6)	(11.9)	(12.9)	(8.3)	(9.3)
Jan 31, 2004	(19.3)	(20.4)	(1.4)	(2.5)	1.9	0.8
Year ended Jan 31, 2004	(47.3)	(50.2)	(4.1)	(7.0)	(39.1)	(42.0)

13 weeks ended May 1, 2004	(23.3)	(23.8)	(10.6)	(11.1)	(7.3)	(7.8)

Stockholder’s deficit

	Group		Intermediate		Operating Corp
as of	as reported	as restated	as reported	as restated	as reported	as restated
May 3, 2003	(420.9)	(421.5)	(13.9)	(14.5)	(13.9)	(14.5)

Aug 2, 2003	(415.6)	(416.4)	10.2	9.4	(31.7)	(32.5)

Nov 1, 2003	(442.3)	(441.1)	(1.7)	(3.5)	(40.0)	(41.8)

Jan 31, 2004	(465.2)	(468.1)	(3.1)	(6.0)	(38.1)	(41.0)

May 1, 2004	(491.8)	(495.2)	(13.7)	(17.1)	(45.3)	(48.7)

5.                 Reclassification

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

Restatement

As disclosed in the Company’s Form 8-K filed with the SEC on September 10, 2004, the Company has restated its financial statements for the fiscal year ended January 31, 2004 and first quarter ended May 1, 2004 to reflect the write-off of prepaid sample costs that should have been expensed during these periods.  (See Note 4 to the condensed consolidated financial statements.)

Results of Operations – Thirteen Weeks Ended July 31, 2004 Compared to Thirteen Weeks Ended August 2, 2003

Revenues for the thirteen weeks ended July 31, 2004 increased to $188.3 million from $167.1 million in the thirteen weeks ended August 2, 2003, an increase of 12.7%.

Revenues of the Retail division (which consists of J. Crew Retail stores and J. Crew Factory stores) increased by 14.6% to $138.7 million in the second quarter of 2004 from $121.0 million in the second quarter of 2003.  This increase was due to an increase of 12.4% in comparable store sales in the second quarter of 2004, which reflects the continuing increase in the customer acceptance of our merchandise assortment.  There were 155 J. Crew Retail stores and 42 J. Crew Factory stores open at July 31, 2004 and August 2, 2003.

Revenues of the Direct division (which consists of Internet and catalog operations) increased by 13.6% to $43.4 million in the second quarter of 2004 from $38.2 million in the second quarter of 2003.  The increase in Direct revenues was due to (a) the increase in customer acceptance of our merchandise assortment and (b) the negative impact that clearance sales had on the revenues in the second quarter of 2003.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $6.2 million in the second quarter of 2004 from $7.9 million in the second quarter of 2003.  This was due to a decrease in shipping and handling fees which resulted from a reduction in the number of orders shipped in the Direct division.

Gross margin increased as a percentage of revenues to 39.4% in the second quarter of 2004 from 30.7% in the second quarter of 2003, an increase of 870 basis points.  This increase is attributable to an increase in merchandise margins resulting from decreased markdowns across all channels and a significant reduction in clearance activities.

Selling, general and administrative expenses decreased to $65.9 million (35.0% of revenues) in the second quarter of 2004 from $66.0 million (39.5% of revenues) in the second quarter of 2003.  This decrease can be attributed primarily to a reduction in catalog selling expense in the Direct division due to a decrease in circulation and a decrease in depreciation and amortization, which was largely offset by increases in employment expense.  Selling, general and administrative expenses decreased as a percentage of revenues primarily as a result of the increase in sales.

Interest expense, net, consists of:

	Operating Corp.	Intermediate	Group

Thirteen weeks ended July 31, 2004:
Cash interest	$4,500	$4,500	$5,209
Non-cash interest:
Interest on notes	250	6,342	6,342
Amortization of deferred financing costs	429	585	593
Amortization of debt issuance costs	—	1,925	1,925
Dividends on mandatorily redeemable preferred stock	—	—	8,041
Total non-cash interest	679	8,852	16,901
Total interest expense	$5,179	$13,352	$22,110

Thirteen weeks ended August 2, 2003:
Cash interest	$4,377	$4,377	$5,479
Non-cash interest:
Interest on notes	250	4,684	5,324
Amortization of deferred financing costs	343	460	466
Amortization of debt issuance costs	—	1,759	1,759
Total non-cash interest	593	6,903	7,549
Total interest expense	$4,970	$11,280	$13,028

Increase in interest expense	$209	$2,072	$9,082

The increase in interest expense at Intermediate of $2.1 million results primarily from additional interest and amortization of debt issuance costs as a result of the issuance of the 16% senior discount contingent principal notes due 2008 in connection with the exchange offer completed on May 6, 2003.

Group’s interest expense increased by $9.1 million due primarily to the classification of $8.0 million of dividends on mandatorily redeemable preferred stock as interest expense commencing in the third quarter of 2003 (which were recorded as a direct charge to stockholders deficit prior to the third quarter of 2003), and additional interest and amortization of debt issuance costs of $1.3 million resulting from the exchange of Group’s 13 1/8% senior discount debentures for the 16% senior discount contingent principal notes of Intermediate.

The second quarter of 2003 includes a gain on the exchange of debt of $41.1 million, (net of related expenses of $3.0 million) and insurance proceeds of $1.6 million related to our World Trade Center store.

No tax benefit was attributed to the pre-tax loss in the second quarter of 2004 and 2003.  The net deferred tax assets at January 31, 2004 were fully reserved.  No tax benefits are expected to be recognized in future results of operations until an appropriate level of profitability is sustained.

Results of Operations – Twenty-six Weeks Ended July 31, 2004 Compared to Twenty-six Weeks Ended August 2, 2003

Revenues for the twenty-six weeks ended July 31, 2004 increased to $333.7 million from $328.6 million in the twenty-six weeks ended August 2, 2003, an increase of 1.6%.

Revenues of the Retail division (which consists of J. Crew Retail stores and J. Crew Factory stores) increased to $242.7 million in the first half of 2004 from $218.6 million in the first half of 2003.  This increase was due to an increase of 8.6% in comparable store sales in the first half of 2004 and sales from stores not open in the first half of 2003.

Revenues of the Direct division (which consists of Internet and catalog operations) decreased to $80.0 million in the first half of 2004 from $93.2 million in the first half of 2003.  The decrease in Direct revenues was due to the decrease of $18.4 million in Direct revenues in the 2004 first quarter which resulted from (a) reduced circulation, (b) the reduction in clearance activities which particularly impacted the revenues of the Internet operation and (c) reduced inventory levels.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $11.0 million in the first half of 2004 from $16.8 million in the first half of 2003.  This was due to a reduction in shipping and handling fees as a result of the decline in the revenues of the Direct division and a reduction in the number of orders shipped.

Gross margin increased as a percentage of revenues to 40.4% in the first half of 2004 from 33.2% in the first half of 2003.  This increase of 720 basis points was attributable primarily to an increase in merchandise margins from decreased markdowns across all channels and a significant reduction in clearance activities, reduced by increased buying and occupancy costs due to additional merchandise design expenses.  The first half of 2003 was negatively impacted by clearance activities as we adopted a new inventory strategy of liquidating current season inventories in season and disposed of prior season inventories.

Selling, general and administrative expenses decreased to $129.4 million (38.8% of revenues) in the first half of 2004 from $134.3 million (40.9% of revenues) in the first half of 2003.  This decrease can be attributed primarily to a reduction of $3.1 million in selling expense in the Direct division due to a decrease in circulation and a $3.9 million decrease in depreciation and amortization, which were partially offset by increases in employment expense.  Selling, general and administrative expenses decreased as a percentage of revenues primarily as a result of the sales increase in the second quarter.

Interest expense, net, consists of:

	Operating Corp.	Intermediate	Group
Twenty-six weeks ended July 31, 2004:
Cash interest	$8,731	$8,731	$10,149
Non-cash interest:
Interest on notes	500	12,233	12,233
Amortization of deferred financing costs	861	1,145	1,163
Amortization of debt issuance costs	—	3,811	3,811
Dividends on mandatorily redeemable preferred stock	—	—	15,716
Total non-cash interest	1,361	17,189	32,923
Total interest expense	$10,092	$25,920	$43,072

Twenty-six weeks ended August 2, 2003:
Cash interest	$8,765	$8,765	$10,135
Non-cash interest:
Interest on notes	500	4,866	9,963
Amortization of deferred financing costs	765	890	933
Amortization of debt issuance costs	—	1,759	1,759
Total non-cash interest	1,265	7,575	12,655
Total interest expense	$10,030	$16,340	$22,790

Increase in interest expense	$62	$9,580	$20,282

The increase in interest expense at Intermediate of $9.6 million results primarily from additional interest expense of $6.7 million and amortization of debt issuance discount and deferred financing costs of $2.3 million associated with the issuance of the 16% senior discount contingent principal notes due 2008 in connection with the exchange offer completed on May 6, 2003.

Group’s interest expense increased by $20.3 million due to the classification of $15.7 million of dividends on mandatorily redeemable preferred stock as interest expense commencing in the third quarter of 2003, (which were recorded as a direct charge to stockholders deficit prior to the third quarter of 2003) and additional interest and amortization of debt issuance costs resulting from the exchange of Group’s 13 1/8% senior discount debentures for the 16% senior discount contingent principal notes of Intermediate.

The 2003 first half includes a gain on exchange of debt of $41.1 million (net of related expenses of $3.0 million) and insurance proceeds of $1.6 million related to our World Trade Center store.

No tax benefit was attributed to the pre-tax loss in the first half of 2004 and 2003.  The net deferred tax assets at January 31, 2004 were fully reserved and no tax benefits are expected to be recognized in future results of operations until an appropriate level of profitability is sustained.

Liquidity and Capital Resources

Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility.  Our primary cash needs are for capital expenditures, incurred primarily for opening new stores and system maintenance and enhancements, debt service requirements and working capital.

On December 23, 2002, Operating Corp. entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders, which provides for maximum credit availability of up to $180.0 million (the “Congress Credit Facility”).  The Congress Credit Facility expires in December 2005 and provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations.  The total amount of availability is limited to the sum of (a) 85% of eligible receivables, (b) 90% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through November 30, or 85% of the net recovery percentage of inventories for the period December 1 through July 31 and (c) the remaining outstanding balance of the real estate availability loan.

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

At July 31, 2004, there was $21.2 million in availability under the Congress Credit Facility.  There were no short-term borrowings under the Congress Credit Facility during the six month period ended July 31, 2004 and average short-term borrowings of $200 thousand during the six month period ended August 2, 2003.

Cash used in operations increased to $9.9 million in the first half of 2004 from $5.5 million in the first half of 2003, primarily as a result of the increase in inventories, which more than offset the increase in operating income.

Capital expenditures, net of construction allowances, were $4.2 million for the first half of 2004 compared to $4.8 million in the first half of 2003.  Capital expenditures for fiscal year 2004 are expected to be approximately $10.0 million.  Four new stores have opened to date in fiscal 2004 and an additional store is scheduled to open in October 2004.

Long-term indebtedness increased by $25.8 million in 2003, consisting of $20.0 million of notes payable due in 2008 and $5.8 million under the Congress Credit Facility which is repayable over a period of 60 months commencing June 1, 2003.

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

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Letters of Credit
Standby	$—	$—	$—	$4.2	$4.2
Import	62.9	—	—	—	62.9
	$62.9	$—	$—	$4.2	$67.1

Contractual Obligations

The following summarizes our contractual obligations as of July 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt obligations(1)	$1.2	$2.4	$351.7	$—	$355.3
Redeemable preferred stock(2)	—	—	—	234.1	234.1
Operating lease obligations(3)	52.4	96.4	84.3	116.2	349.3
Purchase obligations:
Inventory commitments	200.0	—	—	—	200.0
Other	4.5	9.0	2.4	—	15.9
Employment agreements	1.8	3.6	3.6	—	9.0
	$259.9	$111.4	$442.0	$350.3	$1,163.6

(1)               Excludes unamortized debt issuance discount.

(2)               Included in long-term debt in the financial statements.

(3)               Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals.  Operating lease expense is a significant component of our operating expenses.  The lease terms range for various rental markets and are entered into at different times, which mitigates exposure to market changes which could have a material effect on our results of operations within any given year.

Seasonality

We experience two distinct selling seasons, spring and fall.  The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters.  Net sales are usually substantially higher in the fall season, and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season.  Approximately 31% of annual net sales in fiscal year 2003 occurred in the fourth quarter.  Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

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

We have a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen.  We have entered into forward foreign exchange contracts from time to time in order to minimize this risk.  At July 31, 2004, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit to facilitate the international purchase of merchandise.  The letters of credit are denominated in U.S. dollars.  Outstanding letters of credit at July 31, 2004 were $67.1 million.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company’s shareholders was held on June 16, 2004.  At the meeting, the grants of certain replacement equity awards under the Company’s 2003 Equity Incentive Plan to Millard Drexler and Jeffrey Pfeifle were voted on and approved by the Company’s shareholders for purposes of exempting them from the Golden Parachute Rules of Section 280G of the Internal Revenue Code.  10,666,753 shares were voted in favor of such awards and no shares were voted against or abstained from voting on this proposal.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits.

10.1*  Stock Option Grant Agreement, dated as of May 12, 2004, between the Company and Millard

Drexler.

10.2*  Stock Option Grant Agreement, dated as of May 12, 2004, between the Company and Jeffrey Pfeifle.

31.1*  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)                     Reports on Form 8-K.

The following report on Form 8-K was filed during the quarter covered by this report:

1.                    Form 8-K filed June 4, 2004 relating to the Company’s financial results for the quarter ended May 1, 2004.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC.
(Registrant)

Date:	September 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	September 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW INTERMEDIATE LLC
(Registrant)

Date:	September 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	September 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date:	September 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	September 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer