Form 10-K/A
period 2004-01-31
J CREW INTERMEDIATE LLC; J CREW OPERATING CORP; J CREW GROUP INC
filed 2004-10-22
CIK 1255137, 1051425, 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
333-42427	J. CREW GROUP, INC.	22-2894486
(Incorporated in New York) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500
333-42423	J. CREW OPERATING CORP.	22-3540930
(Incorporated in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500
333-107211	J.CREW INTERMEDIATE LLC	N/A
(Formed in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of April 15, 2004, there were 12,197,978 shares of common stock, par value $.01 per share, of J. Crew Group, Inc. outstanding and 100 shares of common stock, par value $.01 per share, of J. Crew Operating Corp. outstanding (all of which are owned beneficially and of record by J. Crew Intermediate LLC). J. Crew Group, Inc. is the sole member of J. Crew Intermediate LLC.

Documents incorporated by reference:    None

J. Crew Operating Corp. and J.Crew Intermediate LLC meet the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and are therefore filing this Form 10-K/A with the reduced disclosure format.

EXPLANATORY NOTE

J. Crew Group, Inc., J. Crew Intermediate LLC, and J. Crew Operating Corp. (the "Registrants") are filing this Amendment No. 1 to their Annual Report on Form 10-K for the year ended January 31, 2004 (this "Form 10-K/A") to reflect the write-off of certain prepaid sample costs that should have been expensed as incurred. As a result of this revision, the Registrants are restating their consolidated financial statements for the fiscal year ended January 31, 2004. For a detailed description of the effect of the restatement, see Note 2 to the consolidated financial statements accompanying this Amendment.

In accordance with the rules of the Commission, the affected items of the Form 10-K as originally filed, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV, are being amended and restated in their entirety. This Form 10-K/A does not reflect events occurring after January 31, 2004 or substantively modify or update the disclosure contained in the Form 10-K as originally filed in any way other than as required to reflect the amendments discussed above and reflected herein.

FILING FORMAT

This Annual Report on Form 10-K/A is a combined report being filed by three different registrants: J. Crew Group, Inc. (“Group”), J. Crew Intermediate LLC, a wholly owned subsidiary of Group (“Intermediate”), and J. Crew Operating Corp., a wholly-owned subsidiary of Intermediate (“Operating Corp.”). Except where the content clearly indicates otherwise, any references in this report to the “Company,” “J. Crew” or “Group” include all subsidiaries of Group, including Intermediate and Operating Corp. Neither Intermediate nor Operating Corp. make any representation as to the information contained in this report in relation to Group and its subsidiaries other than Intermediate and Operating Corp., as the case may be.

References herein to fiscal years are to the fiscal years of J. Crew Group, Inc., J. Crew Intermediate LLC and J. Crew Operating Corp., which end on the Saturday closest to January 31 in the following calendar year for fiscal years 1999, 2000, 2001, 2002 and 2003. Accordingly, fiscal years 1999, 2000, 2001, 2002 and 2003 ended on January 29, 2000, February 3, 2001, February 2, 2002, February 1, 2003 and January 31, 2004. All fiscal years for which financial information is included had 52 weeks, except fiscal year 2000 which had 53 weeks.

PART I

BUSINESS

In this section, “we,” “us” and “our” refer to Group and our wholly owned subsidiaries, including Operating Corp. and Intermediate.

General

We are a nationally recognized retailer of women’s and men’s apparel, shoes, and accessories sold under the “J. Crew” brand name. Started in 1983, we have built and reinforced our brand name and image through the circulation of catalogs that use magazine-quality photography to portray a classic American perspective and aspirational lifestyle and the operation of our stores and internet website. We believe that the “J. Crew” brand name is widely recognized for its timeless styles at price points that represent exceptional product value. We offer a full line of men’s and women’s clothing, including basic durables (casual weekend), workwear (casual weekday), swimwear, sport, accessories and shoes to meet our customers lifestyle needs. Many of the original items introduced by us in the early 1980s (such as the rollneck sweater, weathered chino, barn jacket and pocket tee) were instrumental in establishing the J. Crew brand and continue to be our core product offerings.

J. Crew products are distributed exclusively through our retail and factory stores, our catalog and our internet website located at www.jcrew.com. As of January 31, 2004, we operated 154 retail stores and 42 factory outlet stores in the United States. We believe that our customer base consists primarily of college-educated, professional and upscale customers who in our experience have demonstrated strong brand loyalty and a tendency to make repeated purchases. In addition, J. Crew products are distributed through 45 freestanding and shop-in-shop stores in Japan under a licensing agreement with Itochu Corporation.

We have three major operating divisions: J. Crew Retail, J. Crew Direct, and J. Crew Factory, each of which operate under the J. Crew brand name. In fiscal 2003, products sold under the J. Crew brand contributed $660.6 million in revenues, comprised of:

•              $408.1 million from J. Crew Retail;

•              $173.5 million from J. Crew Direct; and

•              $79.0 million from J. Crew Factory.

In addition, in fiscal 2003, we generated licensing revenues of $2.5 million and shipping and handling revenues of $25.2 million.

Merchandising and Design

Over time, the J. Crew merchandising strategy has evolved from providing unisex products to creating full lines of men’s and women’s clothing, shoes and accessories. This strategy had the effect of increasing overall J. Crew brand sales volume and significantly increasing revenues from sales of women’s apparel to 75% of J. Crew brand sales in fiscal 2003.

All of our products are designed by an in-house design staff to reflect a classic, clean aesthetic that is consistent with our American lifestyle brand image. Design teams are formed around J. Crew product lines and categories to develop concepts, themes and products for each of our J. Crew businesses. Our technical design teams develop construction and fit specifications for every product to ensure quality workmanship and consistency across product lines. These teams work in close collaboration with the merchandising, production and quality assurance staffs in order to gain market and other input and ensure quality of the J. Crew products.

Sourcing and Production

Our merchandise is produced for us by a variety of manufacturers in 23 countries. We do not own or operate any manufacturing facilities and instead contract with third-party vendors for production of our merchandise. In fiscal 2003, approximately 80% of our merchandise was sourced in Asia, 5% was sourced in the United States and 15% was sourced in Europe and other regions. Any event causing a sudden disruption of manufacturing or imports from China, including the imposition of additional import restrictions, could have a material adverse impact on our operations. In addition, one vendor supplies approximately 20% of our merchandise, but we believe that the loss of this vendor would not have a material adverse impact on our ability to source our products. Substantially all of our foreign purchases are negotiated and paid for in U.S. dollars.

We cannot predict whether any of the countries in which our merchandise is currently produced or may be produced in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, against apparel and other items sold by us could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations may also be adversely affected by political and financial instability in any country in which our goods are produced or by acts of war or terrorism in the United States or worldwide to the extent these acts impact the production, shipment or receipt of merchandise. Sourcing operations may also be adversely affected by significant fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds.

Distribution

We operate two major customer contact and distribution facilities for our operations. Order fulfillment for J. Crew Direct takes place primarily at a 406,500 square foot facility located in Lynchburg, Virginia. The Lynchburg facility processes catalog and internet website orders and serves as the distribution center for our factory store operations. This facility employs approximately 500 full and part-time employees during our non-peak season and additional employees during our peak season. The main distribution center for our retail store operations is located in a 192,500 square foot facility in Asheville, North Carolina. This facility employs approximately 150 full- and part-time employees during our non-peak season and additional employees during our peak season. Orders for merchandise may be received by telephone, facsimile, mail and through our internet website. Each customer contact associate is trained to assist customers in determining the customer’s correct size and describing merchandise fabric, texture and function. We believe that our fulfillment and distribution operations are designed to process and ship customer orders in a customer-friendly, quick, and cost-effective manner.

We ship merchandise via the United States Postal Service and FedEx. To enhance efficiency, each facility is fully equipped with an advanced telephone system, automated warehouse locator system and inventory bar coding system. In addition, our Lynchburg facility has automated packing and shipping sorters.

Information Systems

Our management information systems are designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of our business. We have point-of-sale registers in our retail and factory outlet stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices. Our telephone and telemarketing systems, warehouse package sorting systems, automated warehouse locator and inventory bar coding systems utilize advanced technology. These systems have provided us with a number of benefits in the form of enhanced customer service, improved operational efficiency and increased management control and reporting. In addition, our real-time inventory systems provide inventory management on a stock keeping unit basis and allow for an efficient fulfillment process.

We have installed a SAP enterprise resource planning system for our information technology requirements. This system was implemented in fiscal years 2000 and 2001. In fiscal 2000, our accounting systems were implemented. A corporate-wide purchasing system, a retail sales and inventory system (including new point-of-sale registers) and a human resource and payroll system were completed in fiscal 2001. In November 2000, we outsourced our data center, desktop, network and telecommunication services management and operations support. In February 2001, we outsourced the hosting and support of our internet website to a third-party vendor.

Trademarks and Licensing

The “J. Crew” trademark and variations thereon, and certain other trademarks, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries.

In addition, we license our “J. Crew” trademark to Itochu Corporation in Japan for which we receive percentage royalty fees. Under the license agreement, we retain a high degree of control over the manufacture, design, marketing and sale of merchandise by Itochu Corporation under the J. Crew trademark. This agreement expires in January 2007. In fiscal 2003, licensing revenues totaled $2.5 million.

Employees

As of January 31, 2004, we had approximately 5,500 associates, of whom approximately 1,700 were full-time associates and 3,800 were part-time associates. In addition, approximately 1,900 associates are hired on a seasonal basis to meet demand during the peak season. None of our associates are represented by a union. We believe that our relationship with our associates is good.

Competition

All aspects of our business are highly competitive. We compete primarily with specialty brand retailers,

other catalog and internet operations, department stores and mass merchandisers that offer similar merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. Many of our competitors are substantially larger, have a more established retail store presence and experience and have greater financial, marketing and other resources than us. There is no assurance that we will be able to successfully compete with our competitors in the future. In addition, our business is sensitive to a number of factors that could affect the level of consumer spending, including the following:

•              adverse economic conditions;

•              the levels of disposable consumer income;

•              consumer confidence; and

•              interest rates.

Our Business

J. Crew Retail

As of January 31, 2004, we operated 154 retail stores throughout the United States, of which 4 stores were opened during fiscal 2003. These stores are located in upscale regional malls, lifestyle centers, shopping centers and street locations. During fiscal 2003, J. Crew Retail generated revenues of $408.1 million, representing 59.3% of our total revenues.

An important aspect of our business strategy has been an expansion program designed to reach new and existing customers through the opening of J. Crew Retail stores. As a result of the slowdown in the overall economic environment and our declining comparable store sales trends for the last three years, we have decided to curtail the number of new store openings. We opened 4 stores in fiscal 2003 and plan to open 5 stores in fiscal 2004. In addition to generating sales of J. Crew products, J. Crew Retail stores help set and reinforce the J. Crew brand image. The stores are designed in-house and fixtured to create a distinctive J. Crew environment and store associates are trained to maintain high standards of visual presentation and customer service. Store locations are determined based on several factors, including the following:

•              geographic location;

•              demographic information;

•              anchor tenants in mall locations; and

•              proximity to other specialty retail stores in mall and street locations.

J. Crew Retail stores that were open during all of fiscal 2003 averaged $2.7 million per store in sales and produced sales per gross square foot of $345. J. Crew Retail stores have an average size of 7,680 total square feet.

The table below highlights certain information regarding J. Crew Retail stores opened through fiscal 2003.

Fiscal Year	Stores Open At Beginning of Fiscal Year	Stores Opened During Fiscal Year	Stores Closed During Fiscal Year	Stores Open at End of Fiscal Year	Total Square Footage (in thousands)	Average Store Square Footage

1999	65	16	—	81	668	8,243
2000	81	24	—	105	833	7,933
2001	105	34	3	136	1,054	7,752
2002	136	16	—	152	1,172	7,712
2003	152	4	2	154	1,183	7,680

J. Crew Direct

J. Crew Direct consists of our catalog and internet website operations. During fiscal 2003, J. Crew Direct generated $173.5 million in revenues, including $61.9 million from the catalog and $111.6 million from the internet website, representing 25.2% of our total J. Crew revenues.

We believe we have distinguished ourselves from other catalog retailers by our award-winning catalog which utilizes magazine-quality, “real moment” pictures to depict an aspirational lifestyle image. In fiscal 2003, we distributed 28 catalog editions with a total circulation of approximately 53 million and pages circulated of approximately 5.8 billion. This represented a decrease from fiscal 2002 in which we had total circulation of approximately 66 million and pages circulated of approximately 7.8 billion.

J. Crew Direct’s circulation strategy focuses on continually improving the segmentation of customer files and the acquisition of additional customer names. In fiscal 2003, approximately 65% of J. Crew Direct revenues were from customers who had made a purchase from any J. Crew catalog or on the internet in the prior 12 months. We segment our customer file and tailor our catalog offerings to address the different product needs of our customer segments. To increase core catalog productivity and improve the effectiveness of marginal and prospecting circulation, each customer segment is offered appropriate catalog editions. We also acquire new names from various sources, including the following:

•              our retail stores;

•              our internet website;

•              list rentals; and

•              exchanges with other catalog companies.

We have installed telephones in all of our J. Crew Retail stores with direct access to the J. Crew Direct telemarketing center to allow customers in the stores to order catalog-specific or out-of-stock items.

All creative work on the catalogs is coordinated by J. Crew personnel to maintain and reinforce the J. Crew brand image. Photography is executed both on location and in studios, and creative design and copy writing are executed on a desktop publishing system. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality. We believe that appropriate page presentation of our merchandise stimulates demand, and therefore we place great emphasis on page layout.

J. Crew Direct does not have long-term contracts with paper mills. Projected paper requirements are communicated on an annual basis to paper mills to ensure the availability of an adequate supply. Management believes that our long-standing relationships with a number of the largest coated paper mills in the United States allow us to purchase paper at favorable prices commensurate with the volume of our purchases.

In 1996, we launched our internet website located at www.jcrew.com, making J. Crew merchandise available to our customers over the internet. In fiscal 2003, the website logged over 38 million unique visitors and represents 65% of the J. Crew Direct business. We design and operate our website using an in-house technical staff and our website emphasizes simplicity and ease of customer use while integrating the J. Crew brand’s aspirational lifestyle imagery used in the catalog.

J. Crew Factory

As of January 31, 2004, we operated 42 factory stores in the United States. The factory stores target value-oriented customers and also serve to liquidate excess, irregular and out-of-season J. Crew merchandise. In the 2003 Fall season, our Factory division began creating and selling its own merchandise. During fiscal 2003, J. Crew Factory generated revenues of $79.0 million, representing 11.5% of our total revenues.

J. Crew Factory stores have an average size of 6,500 total square feet and are generally located in major regional outlet centers in 24 states across the United States. We believe that the factory stores, which are designed in-house, maintain fixturing, visual presentation and service standards comparable to those typically associated with outlet stores.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K/A under the captions “Business,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). We therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington,

D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge on our internet website at www.jcrew.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 2.          PROPERTIES

We are headquartered in New York City. The New York City headquarter offices are leased under a lease agreement expiring in 2012, with an option to renew thereafter. We own two customer contact and distribution facilities: a 406,500-square-foot customer contact and distribution center for J. Crew Direct operations in Lynchburg, Virginia and a 192,500-square-foot distribution center in Asheville, North Carolina servicing the J. Crew Retail operations.

As of January 31, 2004, we operated 154 J. Crew retail stores and 42 factory stores in 38 states and the District of Columbia. All of the retail and factory stores are leased from third parties, and the leases in most cases have terms of 10 to 12 years, with options to renew for periods typically ranging from five to ten years. As a general matter, the leases contain standard provisions concerning the payment of rent, events of default and the rights and obligations of each party. Rent due under the leases is generally comprised of annual base rent plus a contingent rent payment based on the store’s sales in excess of a specified threshold. Some of the leases also contain early termination options, which can be exercised by us or in some cases the landlord under certain conditions. The leases also generally require us to pay real estate taxes, insurance and certain common area costs. Substantially all of the leases are guaranteed by us.

The table below sets forth the number of stores by state operated by us in the United States as of January 31, 2004.

	Retail Stores	Factory Stores	Total Number Of Stores

Alabama	2	1	3
Arizona	4	—	4
California	20	3	23
Colorado	4	2	6
Connecticut	5	1	6
Delaware	1	1	2
Florida	4	3	7
Georgia	4	2	6
Illinois	9	—	9
Indiana	2	2	4
Kansas	1	—	1
Kentucky	2	—	2
Louisiana	1	—	1
Maine	—	2	2
Maryland	3	1	4
Massachusetts	6	2	8
Michigan	6	1	7
Minnesota	3	—	3
Missouri	2	1	3
Nevada	1	—	1
New Hampshire	1	2	3
New Jersey	9	1	10
New Mexico	1	—	1
New York	15	4	19
North Carolina	4	—	4
Ohio	7	—	7
Oklahoma	2	—	2
Oregon	2	—	2
Pennsylvania	8	3	11
Rhode Island	1	—	1
South Carolina	2	2	4
Tennessee	3	1	4
Texas	6	2	8
Utah	2	—	2
Vermont	1	1	2
Virginia	5	2	7
Washington	2	1	3
Wisconsin	1	1	2
District of Columbia	2	—	2

Total	154	42	196

ITEM 3.          LEGAL PROCEEDINGS

Charles E. Hill & Associates, Inc., or Hill, filed a lawsuit on August 16, 2002 in the U. S. District Court for the Eastern District of Texas against us and seventeen other defendants, primarily large retailers, alleging infringement of three patents registered to Hill relating to electronic catalog systems and methods for processing data at a remote location and updating and displaying that data. The suit seeks an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, expenses and fees. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

In addition, we are subject to various legal proceedings and claims that arise in the ordinary conduct of our business. Although the outcome of these other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 2004.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for Group or Operating Corp. common stock or for Intermediate’s equity. As of April 15, 2004, there were 44 shareholders of record of the Group common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a discussion of the ownership of Group. Group is the sole member of Intermediate, and Intermediate owns 100% of the common stock of Operating Corp.

Group has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Operating Corp. may from time to time pay cash dividends on its common stock to permit Group to make required payments relating to its 13 1/8% senior discount debentures.

Our credit facility with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders (the “Congress Credit Facility”) and the Indenture relating to the 13 1/8% senior discount debentures of Group (the “Group Indenture”) prohibit the payment of dividends by Group on shares of common stock (other than dividends payable solely in shares of capital stock of Group). Additionally, because Group is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Each of the Congress Credit Facility, the Group Indenture and the Indenture relating to the 10 3/8% senior subordinated notes of Operating Corp., contains covenants which impose substantial restrictions on Operating Corp.’s ability to pay dividends or make distributions to Group.

Equity Compensation Plan Information

The following table summarizes information about the Amended and Restated J. Crew Group, Inc. 1997 Stock Option Plan and the J. Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as of January 31, 2004. Our shareholders have approved both of these plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders	2,410,606	$8.37	2,840,830
Equity Compensation Plans Not Approved by Shareholders	0	N/A	0

TOTAL	2,410,606	$8.37	2,840,830

In addition to options, the 2003 Plan authorizes the issuance of restricted stock of Group. The 2003 Plan contains a sub-limit of 1,450,724 shares on the aggregate number of shares of restricted Group common stock which may be issued, of which 1,144,979 shares are outstanding and 305,745 shares are available.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, balance sheet and other data of the Company. The selected income statement and balance sheet data for each of the five fiscal years ended January 31, 2004 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data presented below should be read in conjunction with the Consolidated Financial Statements, including the related Notes thereto, included herein, the other financial information included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	January 29, 2000	February 3, 2001(a)	February 2, 2002	February 1, 2003	January 31, 2004 (as restated)
	(dollars in thousands, except per square foot data)
Income Statement Data:
Revenues	$750,696	$825,975	$777,940	$766,382	$688,289
Cost of goods sold(b)(c)(g)	426,464	458,205	454,491	470,300	438,600
Selling, general and administrative expenses(c)	284,031	307,569	303,448	301,718	280,464
Other charges	7,018	—	—	—	—
Charges incurred in connection with discontinuance of Clifford & Wills	4,000	4,130	—	—	—
Income/(loss) from operations(g)	29,183	56,071	20,001	(5,636)	(30,775)
Interest expense-net	(38,861)	(36,642)	(36,512)	(40,954)	(63,844)
Gain on exchange of debt	—	—	—	—	41,085
Insurance proceeds	—	—	—	1,800	3,850
Gain on sale of Popular Club Plan	1,000	—	—	—	—
(Provision) benefit for income taxes	2,050	(7,500)	5,500	4,200	(500)

Net income (loss)(g)	$(6,628)	$11,929	$(11,011)	$(40,590)	(50,184)

Balance Sheet Data (at period end):
Cash and cash equivalents	$38,693	$32,930	$16,201	$18,895	49,650
Working capital(g)	75,929	49,482	39,164	38,015	46,217
Total assets(g)	373,604	389,861	401,320	348,878	297,611
Total long term debt and preferred stock	458,218	464,310	510,147	556,038	609,440
Stockholders’ deficit(g)	$(264,593)	$(278,347)	$(319,043)	$(391,663)	(468,066)
Operating Data:
Revenues:
J. Crew retail	$333,575	$406,784	$397,998	$408,028	$408,119
J. Crew direct
Catalog	213,308	177,535	135,353	108,531	61,883
Internet	65,249	107,225	122,844	139,456	111,653

	278,557	284,760	258,197	247,987	173,536

J. Crew factory	101,987	96,114	85,085	76,264	78,973
J. Crew licensing	2,505	3,020	2,560	2,280	2,456
J. Crew shipping & handling fees	34,072	35,297	34,100	31,823	25,205

Total	750,696	825,975	777,940	766,382	688,289
J. Crew Direct:
Number of catalogs circulated (in thousands)	75,479	72,522	71,000	66,000	53,000
Number of pages circulated (in millions)	9,319	8,677	8,300	7,800	5,800
J. Crew Retail:
Sales per gross square foot(d)	$571	$567	$439	$365	$345
Number of stores open at end of period	81	105	136	152	154
Comparable store sales change(e)	1.8%	1.7%	(15.5)%	(10.4)%	(3.4)%
Depreciation and amortization(c)	$23,970	$28,670	$39,963	$43,197	43,075
Net capital expenditures(f)
New store openings	$13,300	$16,700	$17,572	$11,400	$3,500
Other	27,953	25,475	25,003	9,018	4,386

Total net capital expenditures	$41,253	$42,175	$42,575	$20,418	$7,886

(a)           The fiscal year 2000 consisted of 53 weeks compared to 52 weeks in all other fiscal years. Net sales for the fifty-third week increased fiscal 2000 sales by $10.8 million.

(b)           Includes buying and occupancy costs.

(c)           Amounts reported in prior periods for amortization of deferred landlord contributions have been reclassified from depreciation and amortization to rent expense to conform to current presentation.

(d)           Includes stores that have been opened for a full twelve month period.

(e)           Comparable store sales excludes the sales of stores that were not open during the same period in the prior year.

(f)            Capital expenditures are net of proceeds from construction allowances.

(g)           Amounts previously reported for fiscal year ended January 31, 2004 have been restated. (See Note 2 to the consolidated financial statements for a description of the restatement).

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended January 31, 2004. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements for the three-year period ended January 31, 2004 and the related notes thereto included herein.

Management’s discussion and analysis of the results of operations are provided solely with respect to J.Crew Operating Corp. and its subsidiaries since substantially all of the Company’s operations are conducted by J.Crew Operating Corp. However, J.Crew Intermediate LLC and J.Crew Group, Inc. have outstanding additional debt securities. Accordingly, information with respect to interest income and expense of each of those entities is also provided herein. The discussion of liquidity and capital resources pertains to J.Crew Group, Inc. and its consolidated subsidiaries, including J.Crew Intermediate LLC and J.Crew Operating Corp.

Management Overview

The fashion and apparel industry is highly competitive. We compete primarily with specialty brand retailers, department stores, mass merchandisers, other catalog operations, and internet businesses that engage in the retail sale of men’s and women’s apparel, accessories, footwear and general merchandise. We believe that the principal bases upon which we compete are quality, design, efficient service, selection and price. We believe that our success depends in substantial part on our ability to originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner.

The industry in which we operate is cyclical. Purchases of apparel and related merchandise is sensitive to a number of factors that influence the levels of consumer spending including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. The recent economic environment had a negative impact on our sales and contributed to a higher level of promotional sales activities which adversely affected our profitability. We believe our comparable store sales results in fiscal 2001 and 2002 also resulted from customer dissatisfaction with our product offerings. When our new management took over in January 2003, they initiated a program to upgrade the quality and style of our merchandise assortments. These changes were not implemented until our Fall and Holiday 2003 product offerings.

As part of our growth strategy, we intend to expand our base of J.Crew retail stores. This expansion has been curtailed recently as the number of new stores opened decreased to four in fiscal 2003 and the anticipated openings in fiscal 2004 is five. We have decided to concentrate our efforts on increasing the sales productivity (as measured by sales per square foot) of our current stores before we resume our store opening program.

Restatement

We have restated our consolidated financial statements for the fiscal year ended January 31, 2004 to reflect the write-off of certain prepaid sample costs that should have been expensed as incurred. (See Note 2 to the consolidated financial statements for a description of the restatement).

Results of Operations

Our consolidated statements of operations presented as a percentage of revenues are as follows:

	Fiscal Year Ended
	January 31, 2004 (as restated)	February 1, 2003	February 2, 2002
Revenues(1)	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs(2)(3)(4)	63.7	61.4	58.4
Selling, general and administrative expenses(2)(3)	40.7	39.3	39.0
Income/(loss) from operations(4)	(4.5)	(0.7)	2.6
Interest expense, net	(9.3)	(5.3)	(4.7)
Gain on exchange of debt	6.0	—	—
Insurance proceeds	.6	.2	—
Loss before income taxes(4)	(7.2)	(5.8)	(2.1)
Income taxes	(.1)	0.5	0.7

Net loss(4)	(7.3)%	(5.3)%	(1.4)%

(1)           Includes licensing, shipping and handling fees.

(2)           Our gross margins may not be comparable to others as some companies include all of the costs related to their distribution network in the cost of goods sold while others, like us, exclude all or a portion of them from gross margins and, instead, include them in selling, general and administrative expenses.

(3)           Amounts reported in prior periods for amortization of deferred landlord contributions have been reclassified from depreciation and amortization to rent expense to conform to current year presentation.

(4)           Amounts previously reported for the fiscal year ended January 31, 2004 have been restated. (See Note 2 to the consolidated financial statements for a description of the restatement).

Revenues

Consolidated revenues for fiscal years 2003, 2002 and 2001 by channel of distribution were, as follows:

	2003	2002	2001
	(in millions)

Retail	$408.1	$408.0	$398.0
Direct	173.5	248.0	258.2
Factory	79.0	76.3	85.0
Other	27.7	34.1	36.7

	$688.3	$766.4	$777.9

Revenues of J. Crew Retail for fiscal years 2003, 2002 and 2001 were, as follows:

	2003	2002	2001
	($ in millions)

Comparable store sales	$390.5	$352.0	$331.0
Noncomparable store sales	17.6	56.0	67.0

	$408.1	$408.0	$398.0

Number of stores open	154	152	136
Sales per gross square foot	$345	$365	$439
Comparable stores sales change	(3.4)%	(10.4)%	(15.5)%

Net sales in 2003 were $408.1 million flat with fiscal 2002. A decline of 3.4% in comparable store sales was offset by sales from four stores opened in fiscal 2003 and 16 stores opened in 2002 that were open for a full year in fiscal 2003. The improvement in comparable store sales results in 2003 is the result of an improving economy and an upgrade in the quality and style of our merchandise assortments in the second half of the year. The increase in net sales of 2.5% in fiscal 2002 compared to fiscal 2001 was derived from the sales of 16 new stores opened during 2002 and the 34 stores opened in 2001 that were open for a full year in fiscal 2002, which offset a decline of 10.4% in comparable store sales. We believe this decrease in comparable store sales was attributable to the effect of the continuing slow economy on consumer spending and customer dissatisfaction with our product offerings.

Revenues of J. Crew Direct for fiscal years 2003, 2002 and 2001 were, as follows:

	2003	2002	2001
	(in millions)

Internet	$111.7	$139.4	$122.9
Catalog	61.8	108.6	135.3

	$173.5	$248.0	$258.2

Net sales in the Direct business decreased from $248.0 million in 2002 to $173.5 million in 2003, a decrease of 30%. This decrease resulted from (a) a 25% decrease in catalog circulation from 7.8 billion pages in 2002 to 5.8 billion pages in 2003 including the elimination of women’s only and clearance catalogs in the second half of the year (b) a decrease in density (items per page) resulting from a 30% reduction in style counts and (c) the reduction in promotional practices, including promotional e-mails.

The decrease in net sales of 4% from $258.2 million in 2001 to $248.0 million in 2002 resulted from a decrease in catalog sales not offset by the increase in Internet sales. Pages circulated decreased by 6% from 8.3 billion pages in 2001 to 7.8 billion pages in 2002 while internet sales increased from the efforts to migrate customers to the Internet through promotional e-mails and other activities.

Revenues of J. Crew Factory for fiscal years 2003, 2002 and 2001 were, as follows:

	2003	2002	2001
	($ in millions)
Comparable store sales	$77.7	$72.3	$85.0
Noncomparable store sales	1.3	4.0	—

	$79.0	$76.3	$85.0
Number of stores open	42	42	41
Comparable stores sales change	2.9%	(14.1)%	(10.5)%

The increase in factory store sales in 2003 resulted from the increase in comparable store sales. We strengthened our factory business in fiscal 2003 by moving away from deep discounting of prior season’s merchandise carried over from our Retail and Direct channels to having our factory channel create and sell its own merchandise. This change was effective in the 2003 Fall season and contributed to a 9% increase in comparable store sales in the Fall season. The decline in factory store sales in 2002 from 2001 resulted from higher markdowns to clear excess prior season inventories.

Other revenues for fiscal years 2003, 2002 and 2001 were, as follows:

	2003	2002	2001
	($in millions)

Royalties	$2.5	$2.3	$2.6
Shipping and handling fees	25.2	31.8	34.1

	$27.7	$34.1	$36.7

The decline in other revenues during the three year period resulted from a decrease in shipping and handling fees which is directly attributable to the downward trend in net sales of the Direct business.

Cost of sales, including buying and occupancy costs

	2003 (as restated)	2002	2001

Cost of sales, including buying and occupancy costs	63.7%	61.4%	58.4%
Gross margin	36.3%	38.6%	41.6%

The decrease in gross margin from 2002 to 2003 resulted primarily from the 180 basis point increase in buying and occupancy costs (including the writeoff of certain prepaid sample costs which increased buying and occupancy costs by 40 basis points) as a percentage of revenues because of the decrease in revenues not offset by a decrease in buying and occupancy costs which are primarily fixed expenses and a decrease of 50 basis points in merchandise margins primarily from the liquidation of prior season’s inventories in the first half of 2003.

The decrease in gross margin from 2002 to 2001 was caused by an increase of 120 basis points in buying and occupancy costs as a percentage of revenues because of the decrease in revenues not offset by a decrease in buying and occupancy costs which are primarily fixed expenses and a 180 basis point decrease in merchandise margins from the markdowns taken to clear inventories in the fourth quarter of 2002. The fourth quarter of 2002 also included a $9 million charge as result of the decision to modify our disposition strategy to accelerate inventory clearing at the end of each selling season.

Selling, general and administrative expenses

	2003	2002	2001
	($in millions)

Selling	$40.0	$53.2	$60.8
General and administrative	240.4	248.5	242.6

	$280.4	$301.7	$303.4

% of revenues	40.7%	39.3%	39.0%

Selling expenses consist of catalog production and mailing costs. Pages circulated were 5.8 billion, 7.8 billion and 8.3 billion in fiscal 2003, 2002 and 2001. The decreases in selling expenses during the period were related primarily to the reduction in pages circulated and the elimination of women’s only editions and clearance catalogs in the second half of 2003. A decrease in the cost of paper also contributed to the decrease from 2001 to 2002.

The decrease in general and administrative expenses in 2003 compared to 2002 resulted primarily from a decrease in severance and other one time employment related charges of $10 million partially offset by store expenses from additional stores in operation in 2003.

The increase in general and administrative expenses in 2002 compared to 2001 resulted from (a) severance and other one time employment related charges of $13.7 million and (b) store expenses related to the additional stores in operation in 2002 partially offset by the cost reduction initiatives instituted in the first quarter of 2002.

Interest Expense

	2003	2002	2001
	($ in millions)

Operating Corp.:
Working capital credit facility	$2.4	$3.4	$3.8
5% notes payable	1.0	—	—
10 3/8% senior subordinated notes	15.6	15.6	15.6
Amortization of deferred financing costs	1.7	4.2	1.8
Interest income	(.2)	—	(.3)

Total Operating Corp.	20.5	23.2	20.9
Intermediate:
16% senior discount contingent principal notes	16.0	—	—
Amortization of debt issuance discount	5.4	—	—
Amortization of deferred financing costs	.4	—	—

Total Intermediate	42.3
Group:
13 1/8% senior discount debentures	7.2	17.6	15.4
Dividends on redeemable preferred stock	14.2	—	—
Amortization of deferred financing costs	.1	.2	.2

Total Group	$63.8	$41.0	$36.5

A significant amount of interest expense during the three year period was non-cash interest as indicated below:
Cash interest	$20.5	$24.3	$19.1
Non cash interest	43.3	16.7	17.4

	$63.8	$41.0	$36.5

The change in interest expense for Operating Corp. during the three year period related primarily to the increase in amortization of deferred financing costs in fiscal 2002, which resulted primarily from a write off of $1.8 million related to the refinancing of our working capital credit facility.

Intermediate was formed in March 2003 in connection with an offer to exchange 16% senior discount contingent principal notes of Intermediate for the outstanding 13 1/8% senior discount debentures of Group, which was completed on May 6, 2003. The interest expense for Intermediate for fiscal 2003 relates to interest expense and amortization of debt issuance costs for the 16% senior discount notes issued by Intermediate in exchange for the 13 1/8% senior discount debentures of Group.

The interest expense for Group in 2001 and 2002 relates to the amount of 13 1/8% senior discount debentures outstanding during the periods while the amount of interest expense in 2003 includes interest on $142.0 million of the outstanding 13 1/8% senior discount debentures prior to the exchange offer and on $21.6 million subsequent to the exchange offer. Group interest expense also includes dividends related to mandatorily redeemable preferred stock for the third and fourth quarters of fiscal 2003.

Gain on exchange of debt

The net consolidated gain on exchange of debt of $41.1 million reflects the difference between the fair value of the 16% senior discount notes at date of issuance and the carrying value of the 13 1/8% senior discount debentures of $44.1 million recorded by Intermediate less Group related expenses which consist of (a) the additional expense of 2 7/8% from October 15, 2002 to May 6, 2003 paid to the note holders who accepted the exchange offer $(1.9 million) and (b) the write off of unamortized deferred financing costs related to the debentures exchanged ($1.1 million).

Income Taxes

Group files a consolidated federal tax return which includes all of its wholly owned subsidiaries. Accordingly, the following discussion pertains to Group.

The effective tax rate was a benefit of 9.4% in fiscal 2002 compared to a benefit of 33.3% in fiscal 2001. The lower effective rate in 2002 resulted from the establishment of a valuation allowance of $21.0 million to reduce the net deferred tax assets to estimated recoverable amount at February 1, 2003, offset by a benefit of $9.0 million from the reversal of prior years’ tax accruals. The valuation allowance was recorded in fiscal 2002 as a result of the significance of our net loss in fiscal 2002 and management’s projection of taxable income/loss in the near future. Management had previously concluded that considering all factors, including available tax planning strategies and projections of future taxable income, it was more likely than not that the net deferred income tax assets would be realized. However, considering our substantially increased losses and declining trends and projections of operating losses in the near future, the fact that our operating results for fiscal 2002 were significantly worse than originally forecasted and the downward revision of the outlook for fiscal year 2003 and forward, we reassessed the need for a valuation allowance. We believed in fiscal 2002 that the “positive evidence” no longer outweighed the “negative evidence” and a valuation allowance was, therefore, necessary. The tax accruals were reversed in 2002 based on a proposed IRS settlement of open years and results of state audits at amounts less than the accrued amounts. We do not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

In fiscal 2003 there was a tax provision of $500,000 for state and foreign taxes. We established an additional valuation allowance of $5.0 million to fully reserve the net deferred tax assets at January 31, 2004. This increase was offset by additional tax refunds and a reduction in prior year tax accruals as a result of the finalization of certain tax audits.

Insurance Proceeds

Insurance proceeds in fiscal 2002 and 2003 represent recoveries for claims related to the destruction of our World Trade Center store on September 11, 2001. The recovery in fiscal 2003 is the final settlement of this claim.

Liquidity and Capital Resources

Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility. Our primary cash needs are for capital expenditures incurred primarily for opening new stores and system enhancements, debt service requirements and working capital.

On December 23, 2002, Operating Corp. entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for maximum credit availability of up to $180.0 million. The Congress Credit Facility provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is limited to the sum of 85% of eligible receivables, 90% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through November 30, 85% of the net recovery percentage of inventories for the period December 1 through July 31 and the real estate availability of $5.8 million.

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

The Congress Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, our capital stock payable solely in additional shares of our capital stock, our tax sharing agreement, the Series A Preferred Stock of Group, the Series B Preferred Stock of Group and the 13 1/8% senior discount debentures due 2008 of Group. Our ability to declare dividends on our capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Congress Credit Facility, the assets of Intermediate and its subsidiaries are restricted.

Cash provided by operating activities was $16.2 million in fiscal 2003, $25.3 million in fiscal 2002 and $25.8 million in fiscal 2001. The increases in net losses in 2003 and 2002 were offset by improvements in working capital, primarily reductions in inventories of $41.3 million in 2003 and $31.6 million in 2002.

Capital expenditures, net of construction allowances were $7.9 million in fiscal 2003, $20.4 million in fiscal 2002 and $42.6 million in 2001. Capital expenditures related to new stores were $3.5 million, $11.4 million and $17.6 million during the three years. Furthermore, fiscal 2001 included software development costs of

$8.5 million. Anticipated capital expenditures in fiscal 2004 are approximately $9 million, which includes 5 new stores.

There were no borrowings under the Congress Credit Facility at January 31, 2004 and February 1, 2003. Average borrowings under the Congress Credit Facility were $1.0 million for fiscal 2003, $40.4 million for fiscal 2002 and $43.1 million for fiscal 2001. Long-term indebtedness increased by $25.8 million in fiscal 2003 consisting of $20.0 million of TPG-MD Investment notes payable due in 2008 and $5.8 million under the Congress Credit Facility repayable over a period of 60 months, commencing June 1, 2003. As of January 31, 2004, there was $18.9 million in availability under the Congress Credit Facility.

On May 6, 2003, we (through our wholly-owned subsidiary, Intermediate) completed an offer to exchange 16% senior discount contingent principal notes for the outstanding 13 1/8% senior discount debentures of Group. Approximately 85% of the outstanding senior discount debentures of Group were tendered for exchange. Effective October 15, 2002, the interest payments accruing on the senior discount debentures of Group became payable in cash on April 15 and October 15 of each year subsequent thereto. We did not pay the accrued and unpaid interest on the senior discount debentures of Group on the scheduled interest payment date of April 15, 2003. Rather, we paid such interest on May 6, 2003, the settlement date of the exchange offer, together with interest thereon at a rate of 13 1/8% per annum from April 15, 2003 to May 5, 2003, to the holders of the senior discount debentures of Group who did not tender their debentures for the initial notes in the exchange offer. Interest on the 16% notes becomes payable in cash commencing on November 15, 2005 and is payable on each May 15 and November 15 thereafter through May 15, 2008.

Management believes that invested cash, cash flow from operations and availability under the Congress Credit Facility will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off Balance Sheet Arrangements

We enter into letters of credit to facilitate the international purchase of merchandise. Standby letters of credit are required to secure certain obligations.

	Within 1 year	2-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Letters of Credit
Standby	$.7	$—	$—	$2.8	$3.5
Import	36.0	—	—	—	36.0

	$36.7	$—	$—	$2.8	$39.5

Contractual Obligations

The following summarizes our contractual obligations as of January 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 year	2-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Long term debt obligations(1)	$1.2	$2.4	$341.2	$—	$344.8
Redeemable preferred stock	—	—	—	211.7	211.7
Operating lease obligations(2)	52.4	96.4	84.3	116.2	349.3
Purchase obligations
Inventory commitments	144.0	—	—	—	144.0
Other	4.8	9.1	8.1	—	22.0
Employment agreements	1.5	1.5	1.5	1.5	6.0
	150.3	10.6	9.6	1.5	172.0

	$203.9	$109.4	$435.1	$329.4	$1,077.8

(1)           Excludes unamortized debt issuance discount.

(2)           Operating lease obligations represent obligations under various long-term operating leases entered in the normal course of business for retail and factory stores, warehouses, office space and equipment requiring minimum annual rentals. Operating lease expense is a significant component of our operating expenses. The lease terms range for various periods of time in various rental markets and are entered into at different times, which mitigates exposure to market changes which could have a material effect on the company’s results of operations within any given year.

Impact of Inflation

Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor. However, there can be no assurance that during a period of significant inflation, our results of operations would not be adversely affected.

Seasonality

We experience two distinct selling seasons, spring and fall. The spring season is comprised of the first and second quarters and the fall season is comprised of the third and fourth quarters. Net sales are usually substantially higher in the fall season and selling, general and administrative expenses as a percentage of net sales are usually higher in the spring season. Approximately 31% of annual net sales in fiscal 2003 occurred in the fourth quarter. Our working capital requirements also fluctuate throughout the year, increasing substantially in September and October in anticipation of the holiday season inventory requirements.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a significant effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 resulted in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities, which totaled $211.7 million as of January 31, 2004. After such reclassification, the dividends related to the Series B preferred stock and the accreted dividends of the Series A Preferred Stock will be treated as interest expense.

In December 2003, the FASB revised and reissued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively dispense the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. The adoption of FASB Interpretation No. 46 will not have a significant effect on our financial statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances and evaluate these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies, which we have discussed with our audit committee, reflect the more significant estimates and judgments used in the preparation of our consolidated financial statements. We do not believe that changes in these assumptions and estimates are likely to have a material impact on our consolidated financial statements.

Inventory Valuation

Merchandise inventories are carried at the lower of cost or market. We evaluate all of our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through factory, clearance catalogs, internet clearance sales and other liquidations. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above costs.

Deferred Catalog Costs

The costs associated with direct response advertising, which consist primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream of the catalog mailings, which approximates four months. The expected future revenue stream is determined based on historical revenue trends developed over an extended period of time. If the current revenue streams were to diverge from the expected trend, our future revenue streams would be adjusted accordingly.

Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. The impairment of unamortized costs is measured at the store level and the unamortized cost is reduced to fair value if it is determined that the sum of expected future net cash flows is less than net book value.

Sales Returns

We must make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

Income Taxes

We have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessments, we established a valuation allowance to reduce our net deferred tax assets to their estimated realizable value of $5.0 million at February 1, 2003 and we provided an additional allowance at January 31, 2004 to fully reserve our net deferred tax assets. We do not expect to recognize any tax benefit in future results of operations until an appropriate level of profitability is sustained.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have a licensing agreement in Japan which provides for royalty payments based on sales of J. Crew merchandise as denominated in yen. We have entered into forward foreign exchange contracts from time to time in order to minimize this risk. At January 31, 2004, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit to facilitate the international purchase of merchandise. The letters of credit are primarily denominated in U.S. dollars. Outstanding letters of credit at January 31, 2004 were $39.5 million, including $3.5 million of standby letters of credit.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.   When the original Form 10-K was filed, we concluded that our disclosure controls and procedures as of the end of the period covered by the report were effective. Subsequent to the original Form 10-K filing, in September 2004 our new Chief Financial Officer identified an error in the company's accounting for samples in the course of reviewing the company's accounts upon joining the Company. As a result, we concluded that our previously reported financial statements for the fiscal year ended January 31, 2004 and for the first quarter ended May 1, 2004 should be restated to reflect the write-off of certain prepaid samples incurred during those periods which should have been expensed as incurred. See Note 2 to our consolidated financial statements for a description of the restatement. We believe that the deficiencies in our disclosure controls and procedures that led to this error related to a lack of adequate resources to review our accounting policies as appropriate. We now have such adequate resources and we believe that the deficiencies have been remediated. We continue to monitor the effectiveness of our disclosure controls and procedures on an ongoing basis.

(b)   Changes in Internal Controls.   There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Information required by items 10 - 14 with respect to Operating Corp. and Intermediate have been omitted pursuant to General Instruction I of Form 10-K. Information required by items 10 -14 with respect to Group is described below.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Group as of April 1, 2004.

Name	Age	Position

Millard Drexler	59	Chief Executive Officer, Chairman of the Board and Director
Jeffrey Pfeifle	45	President
Roxane Al-Fayez	47	Executive Vice President, Catalog & e-Commerce
Michael Dadario	45	Executive Vice President, Stores
Tracy Gardner	39	Executive Vice President, Merchandising, Planning & Production
Paul Fusco	55	Senior Vice President, Chief Information Officer
Scott Hyatt	46	Senior Vice President, Manufacturing
Nicholas Lamberti	61	Vice President, Corporate Controller
Richard Boyce	49	Director
Jonathan Coslet	39	Director
James Coulter	44	Director
Steven Grand-Jean	61	Director
Thomas Scott	38	Director
Stuart Sloan	60	Director
Josh Weston	75	Director
Emily Woods	42	Director

(1)                                  Amanda Bokman was also recently hired as Executive Vice President and Chief Financial Officer, effective on May 10, 2004.

 Millard Drexler.  Mr. Drexler became Chief Executive Officer in January 2003 and Chairman of the Board and Director in March 2003. Before joining Group, Mr. Drexler was Chief Executive Officer of The Gap, Inc. from 1995 until September 2002, and prior thereto he was President of The Gap, Inc. since 1987. Mr. Drexler also serves on the Board of Directors of Apple Computer Inc.

 Jeffrey Pfeifle.  Mr. Pfeifle became President in February 2003. Before joining Group, Mr. Pfeifle was Executive Vice President, Product and Design of the Old Navy division of The Gap, Inc. from 1995.

 Roxane Al-Fayez.  Ms. Al-Fayez became Executive Vice President, Catalog & e-Commerce in October 2003. Before joining Group, she was Vice President of Operations, Gap, Inc. Direct for six years.

 Michael Dadario.  Mr. Dadario became Executive Vice President, Stores in January 2003. Before joining Group, Mr. Dadario was a retail consultant with Sense Consulting from February 2000 until the end of 2002 and Executive Vice President (retail store operations) of the Banana Republic division of The Gap, Inc. for more than five years.

 Tracy Gardner.  Ms. Gardner became Executive Vice President, Merchandise, Planning & Production in March 2004. Prior to joining Group, Ms. Gardner held various positions at The Gap, Inc., including Senior Vice President of Adult Merchandising for GAP brand from 2002 to March 2004, Vice-President of Womens’ Merchandising for the Banana Republic division from 2001 to 2002, Vice-President of Mens’ Merchandising for the Banana Republic division from 1999 to 2001, and Divisional Merchandising Manager of Mens’ Wovens for the Banana Republic division prior to 1999.

 Paul Fusco.  Mr. Fusco has been Senior Vice President, Chief Information Officer since 2000 and prior to that he was Vice President—Application Development from 1999. Before joining Group, Mr. Fusco was Vice President—Client Relationship Executive for Enterprise Applications of Metropolitan Life Insurance Company from 1996.

 Scott Hyatt.  Mr. Hyatt has been Senior Vice President, Manufacturing since 1998. Before joining Group, Mr. Hyatt was Vice President, Production and Sourcing of the Express division of Limited Brands, a retail apparel company, from 1996 to 1998.

 Nicholas Lamberti.  Mr. Lamberti has been Vice President, Corporate Controller for more than five years. Effective August 22, 2003, Mr. Lamberti became acting Chief Financial Officer and will continue to serve in such role until Ms. Bokman commences employment on May 10, 2004.

 Richard Boyce.  Mr. Boyce has been a Director since 1997 and has periodically served as Chief Executive Officer between 1997 and 1999 while also providing operating oversight to the remainder of the Texas Pacific Group portfolio. Mr. Boyce is a Senior Operating Partner of Texas Pacific Group and joined Texas Pacific Group in 1997.

He served as Chairman of Favorite Brands International Holding Corp., which filed for protection under Chapter 11 of the Bankruptcy Code in 1999. Mr. Boyce is also the Chairman of the Board of Directors of Burger King Corporation and a Director of ON Semiconductor Corporation, Spirit Group Group, Ltd. and Kraton Polymers.

 Jonathan Coslet.  Mr. Coslet became a Director in 2003. Mr. Coslet is a senior Partner of Texas Pacific Group and is responsible for the investment firm’s generalist and healthcare investment activities. Prior to joining Texas Pacific Group, Mr. Coslet worked in the investment banking department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet also serves on the Board of Directors of Burger King Corporation, Endurance Specialty Group Ltd., Oxford Health Plans, Inc., Petco Animal Supplies, Inc. and Quintiles Transnational Corp.

 James Coulter.  Mr. Coulter has been a Director since 1997. Mr. Coulter is a founding Partner of Texas Pacific Group, and has been Managing General Partner of Texas Pacific Group for more than eight years. Mr. Coulter also serves on the Board of Directors of Conexant Systems, Inc., Seagate Technology, Inc. and Zhone Technologies.

 Steven Grand-Jean.  Mr. Grand-Jean became a Director in 2003. Mr. Grand-Jean has been President of Grand-Jean Capital Management for more than five years.

 Thomas Scott.  Mr. Scott has been a Director since 2002. Mr. Scott is a founding partner of Plum TV, a television station network in select resort markets, and served as its Chief Executive Officer and Executive Co-Chairman since September 2003. He is also a founding partner of Nantucket Allserve Inc., a beverage supplier, and has served as Co-Chairman thereof since 1989 and Co-Chairman and Co-Chief Executive Officer from 1989 to 2000. Mr. Scott has also served as Co-Chairman of Shelflink, a supply chain software company, since 2000. Mr. Scott is married to Emily Woods, a Director of Group.

 Stuart Sloan.  Mr. Sloan has been a Director since September 2003. Mr. Sloan is the founder of Sloan Capital Companies, a private investment company, and has been a Principal thereof since 1984. Mr. Sloan also serves on the Board of Directors of Anixter International, Inc. and Rite Aid Corp.

 Josh Weston.  Mr. Weston has been a Director since 1998. Mr. Weston has also served as Honorary Chairman of the Board of Directors of Automatic Data Processing, a computing services business, since 1998. Mr. Weston was Chairman of the Board of Automatic Data Processing from 1996 until 1998, and Chairman and Chief Executive Officer for more than five years prior thereto. Mr. Weston also serves on the Board of Directors of Gentiva Health Services, Inc., Aegis Communications Group, Inc. and Russ Berrie & Company, Inc.

 Emily Woods.  Ms. Woods has served as Chairman of the Board of Directors of Group since 1997 and resigned from this position in March 2003, although she continues to serve as a Director. Ms. Woods started work at J. Crew the year that it was founded in 1983 and has served as Chief Executive Officer from 1997 to 2000 and Vice Chairman of Group prior thereto. Ms. Woods is married to Thomas Scott, a Director of Group.

Our Board of Directors

Our Board of Directors currently has 9 members. Directors serve until the next annual meeting of shareholders or until his or her successor has been elected and qualified. Directors may be removed at any time, with or without cause, by vote of our shareholders. Our board of directors currently has two standing committees—an Audit Committee and a Compensation Committee.

Audit Committee.  The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of the Company’s financial statements and financial reporting process; (ii) the integrity of the company’s internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of the company’s independent auditors and internal audit function. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q, and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Boyce, Grand-Jean and Weston (Chairperson). The Board of Directors has determined that Josh Weston qualifies as an “audit committee financial expert” and is independent under the applicable rules of the Securities and Exchange Commission.

Compensation Committee.  The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices for the company’s executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interests of company’s equity holders. The Committee also review and makes recommendations to the Board of Directors with respect to the company’s employee benefits plans, compensation and equity based plans and compensation of Directors. The current members of the Compensation Committee are Messrs. Coulter (Chairperson) and Sloan and Ms. Woods.

Compensation of Directors.  Directors who are employees or representatives of Texas Pacific Group do not receive any compensation for their services. In fiscal 2003, all other Directors received a non-qualified stock option to purchase 5,000 shares of Group common stock as compensation for their services. These options have an exercise price equal to $6.82 per share, have a term of 10 years and become exercisable and vest in equal annual installments over a four year period. If a Director ceases to serve as a Director for any reason, other than removal for cause, any options vested at the time of the termination of his or her services will remain exercisable for 90 days (but not longer than the 10 year term of the options).

Code of Ethics and Business Practices

We have a Code of Ethics and Business Practices that applies to all of our directors and employees, including to our chief executive officer, chief financial officer, controller and our other senior financial officers. A copy of the Code is filed as an exhibit to this Annual Report on Form 10-K and is available free of charge upon written request to the Corporate Secretary, J.Crew Group, Inc., 770 Broadway, New York, NY 10003.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth compensation paid by Group for fiscal 2003, 2002 and 2001:

•                                          to our chief executive officer during fiscal 2003;

•                                          to each of the four other most highly compensated executive officers as of the end of fiscal 2003; and

•                                          to two additional executive officers who were not employed as of the end of fiscal 2003.

Long-Term Compensation
							Awards				Payouts
Name And Principal Position	Fiscal Year				Other ($)		Restricted Stock Award(s) (1)		Numbers of Securities Underlying Options/ SARS(1)		LTIP Payouts ($)	All Other Compensation ($)(2)
Annual Compensation
		Salary ($)	Bonus ($)

Millard Drexler Chief Executive Officer and Chairman	2003 2002	200,000 —	— —		500,000 —	(3)		(4) (5)	— 2,231,704	(11)	— —	— —
Jeffrey Pfeifle President	2003 2002	760,000 —	2,400,000 —	(6)	— —		—	(7)	— 390,548	(11)	400,000 —	— —
Kathy Boyer(8) Former Executive Vice-President, Merchandising	2003 2002	370,308 218,700	— —		— —		— —		— 35,000		— —	223,700 42,600
Michael Dadario Executive Vice-President, Stores	2003 2002	425,000 96,400	25,000 25,000		— —		— —		— 50,000		— —	37,900 —
Paul Fusco Senior Vice President, Chief Information Officer	2003 2002 2001	265,000 265,000 245,800	— — 126,000		— — —		— — —		15,000 — 15,000		— — —	9,300 9,100 5,250
Scott Hyatt Senior Vice President, Manufacturing	2003 2002 2001	364,000 364,000 353,200	— — 183,800		— — —		— — —		— — 10,000		— — —	10,500 9,700 5,250
Scott Gilbertson(9) Former Chief Operating Officer	2003 2002	450,000 —	250,000 —		— —		—	(10)	— 245,487		— —	717,400 —

(1)                                  There is no established public market for shares of Group common stock. Holders of restricted stock have the same right to receive dividends as other holders of Group common stock. Group has not paid any cash dividends on its common stock.

As of January 31, 2004, the named executive officers held the following aggregate number of restricted shares of Group common stock: Mr. Drexler—262,523 vested shares (of which 55,793 shares are held by a corporation of which Mr. Drexler is a principal) and 602,262 unvested shares; Mr. Pfeifle—40,449 vested shares and 121,349 unvested shares; Mr. Gilbertson—27,896 vested shares and no unvested shares.

(2)                                  For Ms. Boyer, this includes $207,500 in severance compensation payable pursuant to her separation agreement and $16,200 and $42,600 in relocation compensation in fiscal 2003 and fiscal 2002, respectively.

For Mr. Dadario, this includes $36,900 in relocation compensation in fiscal 2003.

For Mr. Gilbertson, this includes (i) $675,000 in severance compensation payable pursuant to his separation agreement and (ii) $42,400 in relocation compensation in fiscal 2003.

We refer you to “Employment Agreements and Other Compensation Arrangements—Separation Agreements” for a description of Ms. Boyer’s and Mr. Gilbertson’s separation agreements.

All other amounts represent contributions made by Group on behalf of the named executive officers to its 401(k) plan.

(3)                                  This amount represents the reimbursement of certain business expenses to Mr. Drexler in fiscal 2003 in accordance with the terms of his services agreement.

(4)                                  Mr. Drexler was granted 83,689 shares of Group common stock in September 2003, of which 5,976 shares vested immediately upon grant, 19,428 shares vested on January 27, 2004 and the remainder will vest in equal annual installments on January 27, 2005, 2006 and 2007.

(5)                                  Mr. Drexler was granted 725,303 shares of Group common stock in February 2003, of which 181,326 shares vested on January 27, 2004 and the remainder will vest in equal annual installments on January 27, 2005, 2006 and 2007. Mr. Drexler paid $800,000 to Group for these shares, which was in excess of their fair market value at the time of grant. A corporation of which Mr. Drexler is a principal was also granted 55,793 shares of Group common stock, all of which vested immediately upon grant.

(6)                                  This amount represents a $2,000,000 sign-on bonus and a $400,000 guaranteed annual bonus for fiscal 2003.

(7)                                  Mr. Pfeifle was granted 111,585 shares of Group common stock in February 2003, of which 27,896 shares vested on February 1, 2004 and the remainder will vest in equal annual installments on February 1, 2005, 2006 and 2007. Mr. Pfeifle was also granted 50,213 shares of Group common stock in September 2003, of which 12,553 shares vested on February 1, 2004 and the remainder will vest in equal annual installments on February 1, 2005, 2006 and 2007.

(8)                                  Ms. Boyer’s employment terminated in January 2004. We refer you to “Employment Agreements and Other Compensation Arrangements—Separation Agreements” for a description of Ms. Boyer’s separation agreement.

(9)                                  Mr. Gilbertson’s employment began in January 2003 and terminated in January 2004. We refer you to “Employment Agreements and Other Compensation Arrangements—Separation Agreements” for a description of Mr. Gilbertson’s separation agreement.

(10)                            Mr. Gilbertson was granted 111,585 shares of Group common stock in January 2003, which were to vest in equal annual installments on January 27, 2004, 2005, 2006 and 2007. As a result of the termination of Mr. Gilbertson’s employment, 27,896 of these restricted shares vested and the remainder of them were forfeited immediately in accordance with the terms of his separation agreement.

(11)                            Messrs. Drexler and Pfeifle surrendered a portion of these options to Group in September 2003. In consideration of the surrender, we agreed to grant replacement options to Messrs. Drexler and Pfeifle following a six month period at exercise prices not less than fair market value on the date of grant. We refer you to “Employment Agreements and Other Compensation Arrangements—Employment Agreements” for information on this agreement.

Option Grants in Last Fiscal Year

The following table shows information concerning stock options to purchase shares of Group common stock granted to any of the named executive officers during fiscal 2003.

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Individual Grants
	Number of Securities Underlying Options		Percent of Total Options Granted to Employees in		Exercise		Expiration
Name	Granted(1)		Fiscal Year		Price($/Sh)		Date	5%($)		10%($)

Millard Drexler	557,926 836,889 836,889	(3) (3)	47 82 82	% % %	$ $ $	6.82 25.00 35.00	2013 2013 2013	0 0 0	(2) (2) (2)	0 0 0	(2) (2) (2)
Scott Gilbertson(4)	111,585 66,951 66,951		9 7 7	%% %	$ $ $	6.82 25.00 35.00	2013 2013 2013	0 0 0	(2) (2) (2)	0 0 0	(2) (2) (2)
Jeffrey Pfeifle(3)	167,378 111,585 111,585	(3) (3)	14 11 11	% % %	$ $ $	6.82 25.00 35.00	2013 2013 2013	0 0 0	(2) (2) (2)	0 0 0	(2) (2) (2)
Paul Fusco	15,000		1%			$6.82	2013	0	(2)	0	(2)

(1)                                  Group has not granted any SARs.

(2)                                  There is no established public market for shares of Group’ common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Group’ potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group’ common stock was estimated to be less than $1 as of January 1, 2003. The Company believes that this value is still appropriate as of January 31, 2004. As such, all outstanding options had exercise prices that exceeded the value of the stock as of such date, and the potential realizable value and value of unexercised in-the-money options is shown as zero.

(3)                                  We refer you to footnote 11 to the Executive Compensation Table for information on Messrs. Drexler and Pfeifle’s surrender of these options in September 2003.

(4)                                  Mr. Gilbertson’s employment terminated in January 2004, as a result of which a portion of these options vested and the remainder were forfeited automatically. We refer you to “Employment Agreements and Other Compensation Arrangements—Separation Agreements” for information on Mr. Gilbertson’s separation agreement.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows the number of stock options held to purchase shares of Group common stock by the named executive officers of Group at the end of fiscal 2003. The named executive officers did not exercise any stock options in fiscal 2003.

Name	Shares Acquired on Exercise(#)	Value Realized(#)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End($)(1) Exercisable/Unexercisable

Millard Drexler(2)	0		0/557,926	0/0
Jeffrey Pfeifle(2)	0		0/167,378	0/0
Kathy Boyer(3)	0		7,000/0	0/0
Michael Dadario	0		10,000/40,000	0/0
Paul Fusco	0		16,600/28,400	0/0
Scott Gilbertson(4)	0		114,372/0	0/0
Scott Hyatt	0		29,000/6,000	0/0

(1)                                  There is no established public market for shares of Group common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Group’ potential earnings and cash flow, the valuation of comparable companies and current book value per share, the value of a share of Group’ common stock was estimated to be less than $1 as of January 1, 2003. The Company believes that this value is still appropriate as of January 31, 2004. As such, all outstanding options had exercise prices that exceeded the value of the stock as of such date, and the potential realizable value and value of unexercised in-the-money options is shown as zero.

(2)                                  We refer you to footnote 11 to the Executive Compensation Table for information on the surrender by Messrs. Drexler and Pfeifle of a portion of their options in September 2003.

(3)                                  Ms. Boyer’s employment terminated in January 2004, as a result of which these options have been forfeited in accordance with the terms of our stock option plan.

(4)                                  Mr. Gilbertson’s employment terminated in January 2004, as a result of which all of his unvested options have been forfeited in accordance with the terms of our stock option plan.

Long Term Incentive Plan

The following table shows the eligibility of our President to receive long-term incentive compensation pursuant to our employment agreement with him. At the end of fiscal 2003, Mr. Pfeifle received a payment equal to $400,000 under this arrangement. We refer you to “Employment Agreements and Other Compensation Arrangements—Employment Agreements” for information on the payout schedule.

Long Term Incentive Plan/Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights(#)	Performance or Other Period Until Maturation or Payout

			Estimated Future Payouts under Non-Stock-Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Jeffrey Pfeifle	$400,000	1/31/03-4/30/05	$800,000	$1,000,000	$1,200,000

Employment Agreements and Other Compensation Arrangements

Employment Agreements

 Millard Drexler.  Mr. Drexler has a services agreement with the Company pursuant to which he will serve as Chief Executive Officer for five years beginning on January 27, 2003, provided that Mr. Drexler can step down as Chief Executive Officer after January 2006 and serve only as Executive Chairman. The agreement provides for a minimum annual base salary of $200,000, an annual bonus based on the achievement of earnings objectives to be determined each year, and reimbursement of business expenses, provided that such total compensation not exceed $700,000 per year. The agreement also provides for (i) the grant of options to purchase 557,926 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 836,889 shares at an exercise price equal to $25.00 per share and 836,889 shares at an exercise price equal to $35.00 per share, which we refer to as premium options. The initial options and the premium options vest in equal annual installments over four years commencing on the second anniversary of the grant date. The agreement also provides for the grant of 55,793 immediately vested shares of Group common stock and the grant of 725,303 shares of Group common stock, which we refer to as the “Drexler Restricted Shares.” Mr. Drexler paid Group $200,000 for the initial options and $800,000 for the Drexler Restricted Shares.

Pursuant to the agreement, if Mr. Drexler’s employment is terminated without “cause” or for “good reason” (each as defined in the services agreement), Mr. Drexler will be entitled to receive his base salary for one year, the immediate vesting of any unvested Drexler Restricted Shares and the immediate vesting of that portion of the initial options and the premium options that would have become vested and exercisable on the anniversary of the grant date immediately following the termination date. If such termination occurs after a “change in control” (as defined in the services agreement), all of the unvested initial options and premium options will immediately vest and become exercisable.

In September 2003, Mr. Drexler received an additional grant of 83,689 Drexler Restricted Shares, of which 5,976 shares vested immediately and the remainder vest over time. Mr. Drexler also surrendered all of his premium options to Group in September 2003. In consideration of the surrender, we agreed to grant to Mr. Drexler replacement premium options following a six month period at exercise prices not less than fair market value on the date of grant with the same vesting schedule and other terms and conditions as the surrendered premium options. This agreement was approved by a majority of the Board of Directors.

We refer you to footnotes 4 and 5 to the Executive Compensation Table for information on the vesting of the Drexler Restricted Shares.

 Jeffrey Pfeifle.  Mr. Pfeifle has an employment agreement with the Company pursuant to which he will serve as President for five years beginning on February 1, 2003, subject to automatic one-year renewals. The agreement provides for a minimum annual base salary of $760,000; one-time bonuses in the total amount of $2,000,000 payable after his commencement date; an annual bonus based on the achievement of earnings objectives to be determined each year provided that the minimum bonus payable for fiscal year 2003 would be $400,000; a long-term cash incentive payment between $800,000 and $1,200,000 based on the achievement of performance objectives to be determined each year payable in installments at the end of fiscal years 2003 and 2004; and reimbursement of business expenses. The agreement also provides for (i) the grant of options to purchase 167,378 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 111,585 shares at an exercise price equal to $25.00 per share and 111,585 shares at an exercise price equal to $35.00 per share, which we refer to as premium options. The initial options and the premium options vest in equal annual installments over four years commencing on the second anniversary of the grant date. The agreement also provides for the grant of 111,585 shares of Group common stock, which we refer to as the “Pfeifle Restricted Shares.”

Pursuant to the agreement, if Mr. Pfeifle’s employment is terminated without “cause” or for “good reason” (each as defined in the employment agreement), Mr. Pfeifle will be entitled to receive his base salary for two years, a pro-rated amount of any bonus that he would have otherwise received for the fiscal year ending before the termination date, and the immediate vesting of that portion of the initial options, premium options and Pfeifle Restricted Shares that would have become vested and exercisable on the anniversary of the grant date immediately following the termination date. If such termination occurs after a “change in control” (as defined in the services agreement) or within six months before a “change in control” if in contemplation thereof, all of the unvested initial options, premium options and Pfeifle Restricted Shares will immediately vest and become exercisable. If such termination occurs before February 1, 2006, Mr. Pfeifle is entitled to receive a minimum of $2,000,000 in the form of cash severance compensation.

In September 2003, Mr. Pfeifle received an additional grant of 50,213 Pfeifle Restricted Shares to vest over time. He also surrendered all of his premium options to Group in September 2003. In consideration of the surrender, we agreed to grant to Mr. Pfeifle replacement premium options following a six month period at exercise prices not less than fair market value on the date of grant with the same vesting schedule and other terms and conditions as the surrendered premium options. This agreement was approved by a majority of the Board of Directors.

We refer you to footnote 7 to the Executive Compensation Table for information on the vesting of the Pfeifle Restricted Shares.

Separation Agreements

 Kathy Boyer.  Ms. Boyer’s employment terminated effective January 5, 2004. Pursuant to her separation agreement, she received a lump sum amount of $103,750 and the continuation of her base salary and medical benefits for three months after her termination date.

 Scott Gilbertson.  Mr. Gilbertson had an employment agreement with the Company pursuant to which he would serve as Chief Operating Officer for five years commencing January 27, 2003, subject to automatic one-year renewals. The agreement provided for a minimum annual base salary of $450,000 and an annual bonus based on achievement of earnings objectives to be determined each year provided that the minimum bonus payable for fiscal year 2003 would be $250,000. The agreement also provided for (i) the grant of options to purchase 111,585 shares of Group common stock at an exercise price equal to $6.82 per share, which we refer to as initial options, and (ii) the grant of premium options to purchase an additional 66,951 shares at an exercise price equal to $25.00 per share and 66,951 shares at an exercise price equal to $35.00 per share, which we refer to as premium options. The initial options and the premium options were to vest over a four year period in equal annual installments commencing on the second anniversary of the grant date. The agreement also provided for the grant of 111,585 shares of Group common stock, which we refer to as the “Gilbertson Restricted Shares.” We refer you to footnote 10 to the Executive Compensation Table for information on the scheduled vesting of the Gilbertson Restricted Shares.

Pursuant to the agreement, if Mr. Gilbertson’s employment was terminated without “cause” or for “good reason” (each as defined in the employment agreement), Mr. Gilbertson would be entitled to receive his base salary for eighteen months, a pro-rated amount of any bonus that he would have otherwise received for the fiscal year ending before the termination date, and the immediate vesting of that portion of the initial options, premium options and restricted stock that would have become vested and exercisable on the anniversary of the grant date immediately following the termination date. If such termination occurs after a “change in control” (as defined in employment agreement), all of the unvested initial options, premium options and restricted stock would immediately vest and become exercisable.

Mr. Gilberton’s employment terminated in January 2004. Pursuant to his separation agreement, he is entitled to the continuation of his base salary for eighteen months and he received the payment of his guaranteed minimum bonus payable for fiscal year 2003. In addition, an initial option to purchase 27,896 shares, premium options to purchase 33,476 shares and 27,896 Gilbertson Restricted Shares vested upon his termination and the remainder of his initial options, premium options and Gilbertson Restricted Shares were forfeited immediately. These vested options will terminate on January 31, 2006. At the time of his termination, Mr. Gilbertson also had vested options to purchase 25,000 shares at an exercise price equal to $6.82 per share and 28,000 shares at an exercise price equal to $10.00 per share from prior grants.

Executive Severance Arrangements

Messrs. Fusco and Hyatt each have an agreement with the Company which provides that, in the event of a termination without “cause” (as defined in the agreement), he will receive a continuation of his base salary and medical benefits for a period of one year after the termination date and the payment of any bonus that he would otherwise have received for the fiscal year ending before the termination date.

Shareholders Agreements

The Drexler Restricted Shares, the Pfeifle Restricted Shares, the Gilbertson Restricted Shares and any shares of Group common stock acquired by any of the named executive officers described above pursuant to the exercise of options are subject to a shareholders’ agreement providing for certain transfer restrictions, registration rights and customary tag-along and drag-along rights.

In addition, Mr. Drexler’s shareholders’ agreement provides him with certain rights to appoint three directors by himself and three additional directors by mutual agreement with Texas Pacific Group, consent to our operating/capital budgets, and antidilution and co-investment rights. Pursuant to this right, Mr. Drexler appointed Steven Grand-Jean as a director in March 2003 and Stuart Sloan as a director in September 2003. The agreement also requires Mr. Drexler to pay $1.0 million to us if Jeffrey Pfeifle, current President of the Company is terminated for cause or resigns without good reason, or if Mr. Pfeifle is terminated without cause with Mr. Drexler’s consent or for good reason as a result of actions approved by Mr. Drexler before February 1, 2005. Mr. Drexler is also required to pay the excess of $480,000 over Mr. Pfeifle’s pro-rata bonus if such termination is without cause or for good reason. If such termination occurs between February 1, 2004 and February 1, 2005, Mr. Drexler is also required to pay us the amount of any long-term incentive paid to Mr. Pfeifle, not to exceed $400,000.

Compensation Committee Interlocks and Insider Participation

In fiscal 2003, the members of our Compensation Committee were Messrs. Coulter (Chairman) and Sloan and Ms. Woods. Prior to August 2003, Mr. Boyce was Chairman of the Compensation Committee. Ms. Woods is a

former Chairman, former Chief Executive Officer and former Vice-Chairman of the company. Mr. Boyce is also a former Chief Executive Officer of the company.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the common stock of Group as of April 1, 2004 for each person who is known to Group to be the beneficial owner of 5% or more of Group common stock. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common stock	TPG Partners II, L.P. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	8,853,386 shares	(1)(4)	58%
Common stock	Emily Woods J. Crew Group, Inc. 770 Broadway New York, NY 10003	2,429,177 shares	(2)	16%
Common stock	Millard S. Drexler J. Crew Group, Inc. 770 Broadway New York, NY 10003	1,802,112 shares	(3)	11%

(1)                                  These shares of common stock are beneficially owned by Texas Pacific Group and the following affiliates of Texas Pacific Group (collectively, “TPG Affiliates”): TPG Parallel II L.P., TPG Partners II L.P., TPG Investors II, L.P., and TPG Bacchus II, LLC.

(2)                                  Includes 164,000 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable.

(3)                                  Includes (i) 206,730 restricted shares owned by Mr. Drexler; (ii) 55,793 restricted shares beneficially owned by a company of which Mr. Drexler is a principal and (iii) 1,539,589 shares not currently owned but which are issuable to Mr. Drexler’s company upon his exercise of an exchange right. We refer you to “Certain Relationships and Related Transactions” for more information.

(4)                                  Includes 1,539,589 shares not currently owned but which are issuable to TPG Bacchus II, LLC upon its exercise of an exchange right. We refer you to “Certain Relationships and Related Transactions” for more information.

The following table sets forth information regarding the beneficial ownership of each class of equity securities of Group as of April 1, 2004 for (a) each director, (b) each of the named executive officers and (c) all directors and executive officers as a group. The holders listed have sole voting power and investment power over the shares held by them, except as indicated by the notes following the table.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common stock	Richard Boyce	55,200	(1)	*
Common stock	Jonathan Coslet	8,853,386	(2)	58%
Common stock	James Coulter	8,853,386	(2)	58%
Common stock	Steven Grand-Jean	1,250	(1)	*
Common stock	Thomas Scott	1,250	(1)	*
Common stock	Stuart Sloan	1,250	(1)	*
Common stock	Josh Weston	26,728	(3)	*
Common stock	Emily Woods	2,429,177	(4)	15%
Common stock	Kathy Boyer (5)	0		*
Common stock	Michael Dadario	10,000	(1)	*
Common stock	Millard Drexler	1,802,112	(6)	11%
Common stock	Paul Fusco	21,350	(1)	*
Common stock	Scott Gilbertson (7)	108,792		*
Common stock	Scott Hyatt	29,000	(1)	*
Common stock	Jeffrey Pfeifle	40,449		*
Common stock	All directors and executive officers as a group	13,379,944		87%
Series A preferred stock	Jonathan Coslet	73,475	(2)	79%
Series A preferred stock	James Coulter	73,475	(2)	79%
Series A preferred stock	Josh Weston	60		*

Series A preferred stock	Emily Woods	2,979		3%
Series A preferred stock	All directors and executive officers as a group	76,514	(2)	83%

*                                         Represents less than 1% of the class.

(1)                                  These are shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(2)                                  Attributes ownership of the shares beneficially owned by TPG Affiliates to Messrs. Coslet and Coulter, who are partners of Texas Pacific Group. Includes 1,539,589 shares not currently owned but which are issuable to TPG Bacchus II, LLC upon the exercise of an exchange right. We refer you to “Certain Relationships and Related Transactions” for more information. Messrs. Coslet and Coulter disclaim beneficial ownership of the shares owned by TPG Affiliates.

(3)                                  Includes 1,250 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(4)                                  Includes 164,000 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

(5)                                  Ms. Boyer’s employment terminated in January 2004.

(6)                                  Attributes ownership of the shares beneficially owned by Mr. Drexler’s company to Mr. Drexler. Includes 1,539,589 shares not currently owned but which are issuable to Mr. Drexler’s company upon the exercise of an exchange right. We refer you to “Certain Relationships and Related Transactions” for more information.

(7)                                  Mr. Gilbertson’s employment terminated in January 2004. Includes 80,896 shares not currently owned but which are issuable upon the exercise of stock options awarded under our stock option plan that are currently exercisable or become exercisable within 60 days.

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tax Sharing Arrangement

Group and its subsidiaries entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes determined as if such subsidiary had filed its tax returns on a “separate return” basis.

TPG-MD Investment Notes Payable

On February 4, 2003, Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, an entity controlled by Texas Pacific Group and Millard Drexler, which provides for:

•                                          Tranche A loan in an aggregate principal amount of $10.0 million; and

•                                          Tranche B loan in an aggregate principal amount of $10.0 million.

The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date. Payment of the loans is subordinated in right of payment to the prior payment of all senior debt and on the same terms as Operating Corp.’s senior subordinated notes. The loans are guaranteed by certain subsidiaries of Operating Corp.

The lender has the right, exercisable at anytime prior to the maturity date, to exchange the principal amount of and accrued and unpaid interest on the loans into shares of common stock of Group at an exercise price of $6.82 per share. The lender also has the right to require Operating Corp. to prepay the Tranche B loan without premium or penalty under certain circumstances.

Under the terms of TPG-MD Investment, LLC’s operating agreement, the distributions payable to Mr. Drexler under this credit agreement go directly to MDJC LLC, an entity whose sole members are Mr. Drexler and Grand-Jean Capital Management, which is turn is owned by Steven Grand-Jean, a director of the company. As payment for certain financial advisory services that Mr. Grand-Jean rendered to Mr. Drexler and pursuant to MDJC LLC’s operating agreement, Mr. Grand-Jean is entitled to distributions under certain circumstances from his equity interest in MDJC LLC.

University Village Lease

Stuart Sloan is the President of UV, Inc., which is the general partner of University Village Limited Partnership, the owner and operator of University Village Shopping Center in Seattle, Washington. On October 14, 2003, we entered into a lease agreement with University Village Limited Partnership with respect to the lease of 7,400 square feet at the University Village Shopping Center for the operation of one of our retail stores. The term of the lease is 10 years. We expect to receive an allowance for tenant’s improvements in the amount of $450,000 from University Village Limited Partnership. Annual rent due under the lease is comprised of (i) base rent payment of $296,000 for years one through five and $320,000 for years six through ten and (ii) contingent rent payment based on the store’s sales in excess of a specified threshold. The lease also requires us to pay real estate taxes, insurance and certain common area costs. Mr. Sloan’s sons are the beneficiaries of trusts that are limited partners of University Village Limited Partnership.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees.  The aggregate fees billed to us by the independent auditors, KPMG LLP for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $668,350. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2002, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2002, totaled approximately $546,200.

 Audit-Related Fees.  The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $279,300 and $18,000 for fiscal 2003 and 2002, respectively. These costs primarily related to services provided in connection with our exchange offer of outstanding senior discount debentures of Group for senior discount contingent principal notes of Intermediate in 2003 and for review of executive compensation agreements in 2002.

 Pre-Approval Policy.  The Audit Committee has established policies on the pre-approval of audit and other services that the independent auditor may perform for the company. The Committee must pre-approve the annual audit fees payable to the independent auditor on an annual basis. The Committee must also approve on a case-by-case basis their engagement for any other work to be performed for the company that is not an integral component of the audit services as well as the compensation payable to the independent auditor therefore.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  1. Financial Statements

The following financial statements are included in Item 8:

(i)                                     Report of KPMG LLP, Independent Auditors

J. Crew Group, Inc. and subsidiaries

(ii)                                  Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

(iii)                               Consolidated Statements of Operations—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(iv)                              Consolidated Statements of Changes in Stockholders’ Deficit—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(v)                                 Consolidated Statements of Cash Flows—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

J. Crew Intermediate, LLC and subsidiaries

(vi)                              Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

(vii)                           Consolidated Statements of Operations—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(viii)                        Consolidated Statements of Changes in Membership Interests—Year ended January 31, 2004, February 1, 2003 and February 2, 2002

(ix)                                Consolidated Statements of Cash Flows—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

J. Crew Operating Corp. and subsidiaries

(x)                                   Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

(xi)                                Consolidated Statements of Operations—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(xii)                             Consolidated Statements of Changes in Stockholder’s Deficit/Equity—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(xiii)                          Consolidated Statements of Cash Flows—Years ended January 31, 2004, February 1, 2003 and February 2, 2002

Notes to consolidated financial statements

2.                                       Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts.

3.                                       Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)                                 Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended January 31, 2004:

Current Report on Form 8-K was filed on December 5, 2003 relating to the Company’s financial results for the period ended November 1, 2003.

Current Report on Form 8-K was filed on January 27, 2004 relating to the appointment of Tracy Gardner as Executive Vice-President of Merchandising, Planning and Production and the resignation of Scott

Gilbertson as Chief Operating Officer.

(c)                                  Exhibit Index

EXHIBIT INDEX

Articles of Incorporation and By-Laws

3.1

Restated Certificate of Incorporation of J. Crew Group, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, File No. 333-42427, filed December 16, 1997 (the “Group Registration Statement”).

3.2	By-laws of J. Crew Group, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the fiscal year ended February 3, 2001.
3.3

Certificate of Incorporation of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibits 3.1 and 3.2 to the Registration Statement on Form S-4, File No. 333-4243, filed December 16, 1997 (the “Operating Registration Statement”).

3.4	By-laws of J.Crew Operating Corp., as amended. Incorporated by reference to Exhibit 3 to the Form 10-Q for the period ended October 31, 1998 and Exhibit 3.14 to the Operating Registration Statement.
3.5

Certificate of Formation of J.Crew Intermediate LLC. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, File No. 333-107211, filed July 21, 2003 (the “Intermediate Registration Statement”).

3.6	Limited Liability Company Agreement of J.Crew Intermediate LLC. Incorporated by reference to Exhibit 3.2 to the Intermediate Registration Statement.
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of October 17, 1997, between J.Crew Group, Inc. and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.3 to the Group Registration Statement.
4.2	Indenture, dated as of October 17, 1997, between J.Crew Operating Corp. and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.1 to the Operating Registration Statement.
4.3

Registration Rights Agreement, dated as of October 17, 1997, by and among J. Crew Group, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. Incorporated by reference to Exhibit 4.10 to the Group Registration Statement.

4.4

Stockholders’ Agreement, dated as of October 17, 1997, between J. Crew Group, Inc. and the Stockholder signatories thereto. Incorporated by reference to Exhibit 4.1 to the Group Registration Statement.

4.5(a)	Stockholders’ Agreement, dated as of October 17, 1997, among J. Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 10.1 to the Group Registration Statement.
4.5(b)

Amendment to Stockholders’ Agreement, dated as of February 3, 2003, among J. Crew Group, Inc., TPG Partners II, L.P. and Emily Woods. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 7, 2003.

4.6

Stockholders’ Agreement, dated as of September 9, 2002, between J. Crew Group, Inc., TPG Partners II, L.P. and Kenneth Pilot. Incorporated by reference to Exhibit 4.6 to the Form 10-K for fiscal year ended February 1, 2003.

4.7

Stockholders’ Agreement, dated as of January 24, 2003, among J. Crew Group, Inc., TPG Partners II, L.P. and Millard Drexler. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 3, 2003.

4.8

Stockholders’ Agreement, dated as of February 20, 2003, among J. Crew Group, Inc., TPG Partners II, L.P. and Jeffrey Pfeifle. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 26, 2003.

4.9

Stockholders’ Agreement, dated as of February 12, 2003, among J. Crew Group, Inc., TPG Partners II, L.P. and Scott Gilbertson. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 14, 2003.

4.10

Credit Agreement, dated as of February 4, 2003, among J. Crew Group, Inc., J. Crew Operating Corp. and certain subsidiaries thereof, and TPG-MD Investment LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2003.

4.11	Indenture, dated as of May 6, 2003, between J. Crew Intermediate LLC and U.S. Bank National Association. Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 6, 2003.
4.12

Registration Rights Agreement, dated as of May 6, 2003, between J. Crew Intermediate LLC and U.S. Bank National Association. Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 6, 2003.

4.13

First Supplemental Indenture, dated as of May 6, 2003, between J. Crew Intermediate LLC and U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company. Incorporated by reference as Exhibit 4.3 to the Form 8-K filed on May 6, 2003.

Material Contracts
10.1(a)

Loan and Security Agreement, dated as of December 23, 2002, by and among J. Crew Operating Corp., J. Crew Inc., Grace Holmes, Inc. and H.F.D. No. 55, Inc. as Borrowers, J. Crew Group, Inc. and J. Crew International, Inc. as Guarantors, Wachovia Bank, National Association as Arranger, Congress Financial Corporation as Administrative and Collateral Agent, and the Lenders. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 27, 2002.

10.1(b)	Amendment No. 1, dated as of February 7, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 14, 2003.
10.1(c)	Amendment No. 2, dated as of April 4, 2003, to the Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 8, 2003.
10.2

Credit Agreement, dated as of February 4, 2003, by and between J. Crew Group, Inc., J. Crew Operating Corp., and certain subsidiaries thereof, and TPG-MD Investment, LLC. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 7, 2003.

Management Contracts and Compensatory Plans and Arrangements
10.3	Amended and Restated J. Crew Group, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended August 3, 2002.
10.4(a)	J. Crew Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”). Incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended February 1, 2003.
10.4(b)**	Amendment No. 1 to the 2003 Plan.
10.5	Separation Agreement, dated April 29, 2002, between the Company and Mark Sarvary. Incorporated by reference to Exhibit 10.5(d) to the Form 10-K for the fiscal year ended February 1, 2003.
10.6	Separation Agreement, dated October 17, 2002, between the Company and Michael Scandiffio. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended February 1, 2003.
10.7	Separation Agreement, dated January 30, 2003, between the Company and Blair Gordon. Incorporated by reference to Exhibit 10.7(b) to the Form 10-K for the fiscal year ended February 1, 2003.
10.8(a)	Employment Agreement, dated August 26, 2002, between the Company and Kenneth Pilot. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended August 3, 2002.
10.8(b)	Separation Agreement, dated January 29, 2003, between the Company and Kenneth Pilot. Incorporated by reference to Exhibit 10.8(b) to the Form 10-K for the fiscal year ended February 1, 2003.
10.9(a)

Services Agreement, dated January 24, 2003, between the Company, Millard S. Drexler, Inc. and Millard Drexler. Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended February 1, 2003.

10.9(b)**	Option Surrender Agreement, dated September 25, 2003, between the Company and Millard Drexler.
10.10(a)	Employment Agreement, dated January 24, 2003, between the Company and Jeffrey Pfeifle. Incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended February 1, 2003.
10.10(b)**	Option Surrender Agreement, dated September 25, 2003, between the Company and Jeffrey Pfeifle.
10.11(a)	Employment Agreement, dated January 27, 2003, between the Company and Scott Gilbertson. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended February 1, 2003.
10.11(b)**	Separation Agreement, dated January 20, 2004, between the Company and Scott Gilbertson.
10.12	Separation Agreement, dated March 7, 2003, between the Company and Walter Killough. Incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended February 1, 2003.
10.13	Form of Executive Severance Agreement between the Company and certain executives thereof. Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended February 2, 2002.
10.14**	Employment Agreement, dated January 23, 2004, between the Company and Tracy Gardner.
10.15**	Separation Agreement, dated December 23, 2003, and letter agreement dated, January 26, 2004, between the Company and Kathy Boyer.
10.16**	Employment Agreement, dated April 10, 2004, between the Company and Amanda Bokman.
Other Exhibits
14**	Code of Ethics and Business Practices of the Company.
21.1**	Subsidiaries of J. Crew Group, Inc.
23.1*	Consent of KPMG LLP, Independent Auditors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

**           Incorporated by reference to the corresponding Exhibit to the Form 10-K for the fiscal year ended January 31, 2004 as originally filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2004	J. CREW GROUP, INC. J. CREW OPERATING CORP. J. CREW INTERMEDIATE LLC
	By:	/s/ Millard S. Drexler
Millard S. Drexler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated, on October 22, 2004.

Signature	Title

/s/ Millard Drexler	Chairman of the Board, Chief Executive Officer and a
Director (Principal Executive Officer)
/s/ Amanda J. Bokman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Nicholas Lamberti	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ Richard Boyce	Director

/s/ Jonathan Coslet	Director

/s/ James Coulter	Director

/s/ Steven Grand-Jean	Director

/s/ Thomas Scott	Director

/s/ Stuart Sloan	Director

/s/ Josh Weston	Director

/s/ Emily Woods	Director

INDEX TO FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors
J. Crew Group, Inc. and subsidiaries:
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003
Consolidated Statements of Operations-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Changes in Stockholders’ Deficit— Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Cash Flows-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
J. Crew Intermediate, LLC and subsidiaries:
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003
Consolidated Statements of Operations-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Changes in Membership Interests— Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Cash Flows-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
J. Crew Operating Corp. and subsidiaries:
Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003
Consolidated Statements of Operations-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated Statements of Cash Flows-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
Notes to Consolidated Financial Statements
Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts-Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

J. Crew Group, Inc., J. Crew Intermediate LLC, and J. Crew Operating Corp.

We have audited the consolidated financial statements of J. Crew Group, Inc. (‘‘Group’’), J. Crew Intermediate LLC, a wholly-owned subsidiary of Group (‘‘Intermediate’’), and J. Crew Operating Corp., a wholly-owned subsidiary of Intermediate (‘‘Operating Corp.’’) (together referred to as the “Companies”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Group, Intermediate, and Operating Corp. as of January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in the third quarter of fiscal 2003, Group adopted Statement of Financial Accounting Standards No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’’.

As discussed in Note 2, the Companies restated the consolidated financial statements as of and for the period ended January 31, 2004, to reflect the write-off of certain prepaid sample costs that should have been expensed as incurred.

KPMG LLP

New York, New York

March 25, 2004 (except as to Note 2 which is as of September 9, 2004)

J. CREW GROUP, INC. AND
SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	January 31, 2004	February 1, 2003
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$49,650	$18,895
Merchandise inventories	66,028	107,318
Prepaid expenses and other current assets	20,733	24,886
Refundable income taxes	9,320	6,278

Total current assets	145,731	157,377

Property and equipment — at cost:
Land	1,710	1,710
Buildings and improvements	11,705	11,705
Furniture, fixtures and equipment	90,898	102,108
Leasehold improvements	176,740	182,226
Construction in progress	3,892	3,161

	284,945	300,910
Less accumulated depreciation and amortization	146,565	129,363

	138,380	171,547

Deferred income tax assets	—	5,000
Other assets	13,500	14,954

Total assets	$297,611	$348,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long term debt	$1,164	$—
Accounts payable	49,386	54,921
Other current liabilities	47,789	61,463
Income taxes payable	1,175	2,978

Total current liabilities	99,514	119,362

Deferred credits	56,723	65,141

Long-term debt	516,640	292,000

Preferred stock	92,800	264,038

Stockholders’ deficit	(468,066)	(391,663)

Total liabilities and stockholders’ deficit	$297,611	$348,878

See accompanying notes to consolidated financial statements.

J. CREW GROUP, INC. AND
SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Years ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(as restated)
Revenues:
Net sales	$660,628	$732,279	$741,280
Other	27,661	34,103	36,660

	688,289	766,382	777,940
Operating costs and expenses:
Cost of goods sold, including buying and occupancy costs	438,600	470,300	454,491
Selling, general and administrative expenses	280,464	301,718	303,448

	719,064	772,018	757,939

Income/(loss) from operations	(30,775)	(5,636)	20,001
Interest expense—net	(63,844)	(40,954)	(36,512)
Gain on exchange of debt (net of expenses of $2,922)	41,085	—	—
Insurance proceeds	3,850	1,800	—

Loss before income taxes	(49,684)	(44,790)	(16,511)
Income taxes	(500)	4,200	5,500

Net loss	$(50,184)	$(40,590)	$(11,011)

See accompanying notes to consolidated financial statements.

J. CREW GROUP, INC. AND
SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except shares)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Deferred compensation	Stockholders’ deficit

	Shares	Amount

Balance at February 3, 2001	12,232,665	$1	$70,715	$(345,733)	$(2,351)	$(979)	$(278,347)

Net loss	—	—	—	(11,011)	—	—	(11,011)
Preferred stock dividends	—	—	—	(30,442)	—	—	(30,442)
Issuance of common stock	5,524	—	96	—	—	—	96
Amortization of restricted stock	—	—	—	—	—	661	661

Balance at February 2, 2002	12,238,189	1	70,811	(387,186)	(2,351)	(318)	(319,043)

Net loss	—	—	—	(40,590)	—	—	(40,590)
Preferred stock dividends	—	—	—	(33,578)	—	—	(33,578)
Issuance of common stock	12,318	—	284	—	—	—	284
Issuance of restricted stock	1,109,266	—	1,111	—	—	(311)	800
Amortization of restricted stock	—	—	—	—	—	464	464

Balance at February 1, 2003	13,359,773	1	72,206	(461,354)	(2,351)	(165)	(391,663)

Net loss (as restated)	—	—	—	(50,184)	—	—	(50,184)
Preferred stock dividends	—	—	—	(26,260)	—	—	(26,260)
Issuance of restricted stock	224,402	—	165	—	—	(165)	—
Amortization of restricted stock	—	—	—	—	—	41	41
Forfeiture of restricted stock	—	—	—	—	(62)	62	—

Balance at January 31, 2004 (as restated)	13,584,175	1	72,371	(537,798)	(2,413)	(227)	(468,066)

See accompanying notes to consolidated financial statements.

J. CREW GROUP, INC. AND
SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended
	January 31, 2004	February 1, 2003	February 2 2002
	(as restated)
Cash flows from operating activities:
Net loss	$(50,184)	$(40,590)	$(11,011)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	43,075	43,197	39,963
Amortization of deferred financing costs	2,179	4,435	1,997
Non-cash interest expense	26,785	12,313	15,395
Non-cash preferred stock dividends (included in interest expense)	14,206	—	—
Deferred income taxes	5,000	7,421	(3,460)
Non-cash compensation expense	41	(589)	1,574
Gain on exchange of debt	(41,085)	—	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	31,600	1,749
Prepaid expenses and other current assets	4,153	2,140	(3,286)
Other assets	832	(2,470)	(3,416)
Accounts payable	(5,535)	(11,782)	16,998
Other liabilities	(19,698)	(8,251)	(22,012)
Income taxes payable	(4,845)	(12,140)	(8,741)

Net cash provided by operating activities	16,214	25,284	25,750

Cash flows from investing activities:
Capital expenditures	(9,908)	(26,920)	(61,862)
Proceeds from construction allowances	2,022	6,502	19,287

Net cash used in investing activities	(7,886)	(20,418)	(42,575)

Cash flows from financing activities:
Proceeds from long term debt	25,820	—	—
Costs incurred in refinancing debt	(2,617)	(3,256)	—
Repayment of long-term debt	(776)	—	—
Proceeds from the issuance of common stock	—	1,084	96

Net cash provided by/(used in) financing activities	22,427	(2,172)	96

Increase (decrease) in cash and cash equivalents	30,755	2,694	(16,729)
Cash and cash equivalents at beginning of year	18,895	16,201	32,930

Cash and cash equivalents at end of year	$49,650	$18,895	$16,201

Supplementary cash flow information:
Income taxes paid	$345	$453	$6,442

Interest paid	$20,400	$19,380	$19,389

Noncash financing activities:
Dividends on redeemable preferred stock	$26,260	$33,578	$30,442

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 capitalized and added to the principal amount of the debt	$4,416	—	—

Exchange of 16% Senior Discount Contingent Principal Notes of J. Crew Intermediate LLC with a fair value of $87,006,000 for $131,083,000 carrying value of 13 1/8% Senior Discount Debentures of J. Crew Group, Inc.

See accompanying notes to consolidated financial statements.

J. CREW INTERMEDIATE LLC
Consolidated Balance Sheets

(in thousands)

	January 31, 2004	February 1, 2003
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$49,650	$18,895
Merchandise inventories	66,028	107,318
Prepaid expenses and other current assets	20,733	24,886
Refundable income taxes	9,320	6,278

Total current assets	145,731	157,377

Property and equipment—at cost:
Land	1,710	1,710
Buildings and improvements	11,705	11,705
Furniture, fixtures and equipment	90,898	102,108
Leasehold improvements	176,740	182,226
Construction in progress	3,892	3,161

	284,945	300,910
Less accumulated depreciation and amortization	146,565	129,363

	138,380	171,547

Investment in 13 1/8% Senior subordinated debentures of J. Crew Group, Inc.	131,083	—

Accrued interest receivable	12,665	—

Other assets	13,333	13,646

Total assets	$441,192	$342,570

Liabilities and Membership Interests
Current liabilities:
Current portion of long term debt	$1,164	$—
Accounts payable	49,386	54,921
Other current liabilities	46,949	56,255
Income taxes payable	1,175	2,978
Deferred income taxes	—	910

Total current liabilities	98,674	115,064

Long-term debt	283,269	150,000

Deferred credits	56,723	65,141

Due to J. Crew Group, Inc.	8,506	2,040

Membership interests	(5,980)	10,325

Total liabilities and membership interests	$441,192	$342,570

See accompanying notes to consolidated financial statements.

J. CREW INTERMEDIATE LLC
Consolidated Statements of Operations

(in thousands)

	Years Ended
	January 31 2004	February 1, 2003	February 2, 2002
	(as restated)
Revenues:
Net sales	$660,628	$732,279	$741,280
Other	27,661	34,103	36,660

	688,289	766,382	777,940
Operating costs and expenses:
Cost of goods sold, including buying and occupancy costs	438,600	470,300	454,491
Selling, general and administrative expenses	280,423	301,254	302,787

	719,023	771,554	757,278

Income/(loss) from operations	(30,734)	(5,172)	20,662
Interest expense—net	(42,253)	(23,200)	(20,890)
Insurance proceeds	3,850	1,800	—
Gain on exchange of debt	44,077	—	—
Intercompany interest income	12,665	—	—

Loss before income taxes	(12,395)	(26,572)	(228)
Income taxes	5,410	17,750	167

Net loss	$(6,985)	$(8,822)	$(61)

See accompanying notes to consolidated financial statements.

J. CREW INTERMEDIATE LLC

Consolidated Statement of Changes in Membership Interests

(in thousands)

Balance at February 3, 2001	$19,208
Net loss	(61)

Balance at February 2, 2002	19,147
Net loss	(8,822)

Balance at February 1, 2003	10,325
Net loss (as restated)	(6,985)
Dividends to affiliates	(9,320)

Balance at January 31, 2004 (as restated)	$(5,980)

See accompanying notes to consolidated financial statements.

J. CREW INTERMEDIATE LLC
Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(as restated)
Cash flows from operating activities:
Net income/(loss)	$(6,985)	$(8,822)	$(61)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	43,075	43,197	39,963
Amortization of deferred financing costs	2,099	4,202	1,770
Deferred income taxes	(910)	(4,694)	1,873
Non-cash interest expense/interest income	9,717	(1,053)	913
Gain on exchange of debt	(44,077)	—	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	31,600	1,749
Prepaid expenses and other current assets	4,153	2,140	(3,286)
Other assets	832	(2,470)	(3,416)
Accounts payable	(5,535)	(11,782)	16,998
Other liabilities	(19,746)	(13,439)	(21,916)
Income taxes payable	(4,845)	(13,409)	(8,741)

Net cash provided by operating activities	19,068	25,470	25,846

Cash flows from investing activities:
Capital expenditures	(9,908)	(26,920)	(61,862)
Proceeds from construction allowances	2,022	6,502	19,287

Net cash used in investing activities	(7,886)	(20,418)	(42,575)

Cash flows from financing activities:
Proceeds from long term debt	25,820	—	—
Transfers to affiliate	(2,854)	898	—
Costs incurred in refinancing debt	(2,617)	(3,256)	—
Repayment of long-term debt	(776)	—	—

Net cash provided/(used) in financing activities	19,573	(2,358)	—

Increase (decrease) in cash and cash equivalents	30,755	2,694	(16,729)
Cash and cash equivalents at beginning of year	18,895	16,201	32,930

Cash and cash equivalents at end of year	$49,650	$18,895	$16,201

Non cash financing activities:

Exchange of 16% Senior Discount Contingent Principal Notes of J. Crew Intermediate LLC with a face value of $87,006,000 for $131,083,000 carrying value of 13 1/8% Senior Discount Debentures of J. Crew Group, Inc.

See accompanying notes to consolidated financial statements.

J. CREW OPERATING CORP. AND
SUBSIDIARIES
Consolidated Balance Sheets

(in thousands)

	January 31, 2004	February 1, 2003
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$49,650	$18,895
Merchandise inventories	66,028	107,318
Prepaid expenses and other current assets	20,733	24,886
Refundable income taxes	9,320	6,278

Total current assets	145,731	157,377

Property and equipment—at cost:
Land	1,710	1,710
Buildings and improvements	11,705	11,705
Furniture, fixtures and equipment	90,898	102,108
Leasehold improvements	176,740	182,226
Construction in progress	3,892	3,161

	284,945	300,910
Less accumulated depreciation and amortization	146,565	129,363

	138,380	171,547

Other assets	11,091	13,646

Total assets	$295,202	$342,570

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long term debt	$1,164	$—
Accounts payable	49,386	54,921
Other current liabilities	46,942	56,255
Income taxes payable	1,175	2,978
Deferred income taxes	—	910

Total current liabilities	98,667	115,064

Long-term debt	174,880	150,000

Deferred credits	56,723	65,141

Due to J. Crew Group, Inc.	5,897	2,040

Stockholder’s equity (deficit)	(40,965)	10,325

Total liabilities and stockholder’s equity	$295,202	$342,570

See accompanying notes to consolidated financial statements.

J. CREW OPERATING CORP. AND
SUBSIDIARIES
Consolidated Statements of Operations

(in thousands)

	Years ended
	January 31 2004	February 1 2003	February 2 2002
	(as restated)
Revenues:
Net sales	$660,628	$732,279	$741,280
Other	27,661	34,103	36,660
	688,289	766,382	777,940

Operating costs and expenses:
Cost of goods sold, including buying and occupancy costs	438,600	470,300	454,491
Selling, general and administrative expenses	280,423	301,254	302,787
	719,023	771,554	757,278

Income/(loss) from operations	(30,734)	(5,172)	20,662
Interest expense—net	(20,496)	(23,200)	(20,890)
Insurance proceeds	3,850	1,800	—

Loss before income taxes	(47,380)	(26,572)	(228)
Income taxes	5,410	17,750	167

Net loss	$(41,970)	$(8,822)	$(61)

See accompanying notes to consolidated financial statements.

J. CREW OPERATING CORP. AND
SUBSIDIARIES
Statement of Changes in Stockholder’s Equity (Deficit)

(in thousands)

Balance, at February 3, 2001	$19,208
Net loss	(61)

Balance, at February 2, 2002	19,147
Net loss	(8,822)

Balance, at February 1, 2003	10,325
Net loss (as restated)	(41,970)
Dividends	(9,320)

Balance, at January 31, 2004 (as restated)	$(40,965)

Note:  Operating Corp. has authorized 100 shares of common stock, par value $.01 per share, all of which were issued and outstanding during the three year period ended January 31, 2004.

J. CREW OPERATING CORP. AND
SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(as restated)
Cash flows from operating activities:
Net income/(loss)	$(41,970)	$(8,822)	$(61)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	43,075	43,197	39,963
Amortization of deferred financing costs	1,724	4,202	1,770
Deferred income taxes	(910)	(4,694)	1,873
Non-cash compensation expense	—	(1,053)	913
Non-cash interest expense	1,000	—	—
Changes in operating assets and liabilities:
Merchandise inventories	41,290	31,600	1,749
Prepaid expenses and other current assets	4,153	2,140	(3,286)
Other assets	832	(2,470)	(3,416)
Accounts payable	(5,535)	(11,782)	16,998
Other liabilities	(19,754)	(13,439)	(21,916)
Income taxes payable	(4,845)	(13,409)	(8,741)

Net cash provided by operating activities	19,060	25,470	25,846

Cash flows from investing activities:
Capital expenditures	(9,908)	(26,920)	(61,862)
Proceeds from construction allowances	2,022	6,502	19,287

Net cash used in investing activities	(7,886)	(20,418)	(42,575)

Cash flows from financing activities:
Proceeds from long term debt	25,820	—	—
Transfers to affiliate	(5,463)	898	—
Costs incurred in refinancing debt	—	(3,256)	—
Repayment of long-term debt	(776)	—	—

Net cash provided/(used) in financing activities	19,581	(2,358)	—

Increase (decrease) in cash and cash equivalents	30,755	2,694	(16,729)
Cash and cash equivalents at beginning of year	18,895	16,201	32,930

Cash and cash equivalents at end of year	$49,774	$18,895	$16,201

See accompanying notes to consolidated financial statements.

J. CREW GROUP, INC. AND
SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended January 31, 2004, February 1, 2003 and February 2, 2002

(1)  Nature Of Business And Summary Of Significant Accounting Policies

(a) Business

J. Crew Group, Inc. and its wholly owned subsidiaries (collectively, the "Company") designs, contracts for the manufacture of, markets and distributes men’s and women’s apparel, shoes and accessories under the J.Crew brand name. The Company’s products are marketed, primarily in the United States, through various channels of distribution, including retail and factory stores, catalogs, and the Internet. The Company is also party to a licensing agreement which grants the licensee exclusive rights to use the Company’s trademarks in connection with the manufacture and sale of products in Japan. The license agreement provides for payments based on a specified percentage of net sales.

The Company is subject to seasonal fluctuations in its merchandise sales and results of operations. The Company expects its sales and operating results generally to be lower in the first and second quarters than in the third and fourth quarters (which include the back-to-school and holiday seasons) of each fiscal year.

A significant amount of the Company’s products are produced in the Far East through arrangements with independent contractors. As a result, the Company’s operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located or by the imposition of additional duties or regulations relating to imports or by the contractor’s inability to meet the Company’s production requirements.

(b)           Basis of Presentation

The consolidated financial statements included herein are:

a.                                       J. Crew Operating Corp. and its wholly-owned subsidiaries (Operating Corp.) which consist of the accounts of J. Crew Operating Corp and its wholly owned subsidiaries.

b.                                      J. Crew Intermediate LLC and its wholly-owned subsidiaries (Intermediate) which consist of the accounts of J. Crew Intermediate LLC and Operating Corp.

c.                                       J. Crew Group, Inc. and its wholly-owned subsidiaries (Group) which consist of the accounts of J. Crew Group, Inc. and Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

Intermediate was formed in Delaware as a limited liability company on March 27, 2003. 100% of the membership interests of Intermediate are owned by J. Crew Group, Inc.. Effective May 2003, Group transferred its investment in J. Crew Operating Corp. and subsidiaries to Intermediate. This combination of entities under common control was accounted for in a manner similar to a pooling of interests.

On May 6, 2003, Intermediate issued $193,346,138 aggregate principal amount at maturity of 16% Senior Discount Contingent Principal Notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% Senior Discount Debentures of J. Crew Group, Inc. The 13 1/8% Senior Discount Debentures of J. Crew Group, Inc. that were exchanged are being held as an asset by Intermediate.

The accompanying financial statements of Intermediate include the balance sheet of Intermediate and its subsidiaries at January 31, 2004. The statement of operations for the year ended January 31, 2004 includes the operations of J. Crew Operating Corp. and subsidiaries from February 2, 2003 (the predecessor business) and the operations of Intermediate from date of formation in March 2003 through January 31, 2004. The financial statements for all years prior to March 2003 are the financial statements of J. Crew Operating Corp. and subsidiaries.

(c) Segment Information

The Company operates in one reportable business segment. All of the Company’s identifiable assets are located in the United States. Export sales are not significant.

(d) Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002 and each fiscal year consisted of 52 weeks.

(e) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, with maturities of 90 days or less when purchased, to be cash equivalents. Cash equivalents, which were $43,312,000 and $11,224,000 at January 31, 2004 and February 1, 2003, are stated at cost, which approximates market value.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. The Company capitalizes certain design, purchasing and warehousing costs in inventory and these costs are included in cost of goods sold as the inventories are sold.

(g) Advertising and Catalog Costs

Direct response advertising which consists primarily of catalog production and mailing costs, are capitalized and amortized over the expected future revenue stream. The Company accounts for catalog costs in accordance with the AICPA Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” SOP 93-7 requires that the amortization of capitalized advertising costs be the amount computed using the ratio that current period revenues for the catalog cost pool bear to the total of current and estimated future period revenues for that catalog cost pool. The capitalized costs of direct response advertising are amortized, commencing with the date catalogs are mailed, over the duration of the expected revenue stream, which was four months for the fiscal years 2002, 2003 and 2004. Deferred catalog costs, included in prepaid expenses and other current assets, as of January 31, 2004 and February 1, 2003 were $6,411,000 and $6,197,000. Catalog costs, which are reflected in selling and administrative expenses, for the fiscal years 2003, 2002 and 2001were $43,978,000, $56,695,000 and $65,477,000.

All other advertising costs, which are not significant, are expensed as incurred.

(h) Property and Equipment

Property and equipment are stated at cost and are depreciated over the estimated useful lives by the straight-line method. Buildings and improvements are depreciated over estimated useful lives of twenty years. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or related lease terms.

Systems development costs are capitalized and amortized on a straight-line basis over periods ranging from three to five years.

(i) Debt Issuance Costs

Debt issuance costs (included in other assets) are amortized over the term of the related debt agreements. Unamortized debt issuance costs are as follows:

	January 31, 2004	February 1, 2003

Group	$167,000	$1,308,000
Intermediate	2,242,000	—
Operating Corp.	3,966,000	5,435,000

	$6,375,000	$6,743,000

(j) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities.

(k) Revenue Recognition

Revenue is recognized for catalog and internet sales when merchandise is shipped to customers and at the time of sale for retail sales. Shipping terms for catalog and internet sales are FOB shipping point, and title passes to the customer at the time and place of shipment. Prices for all merchandise are listed in the Company’s catalogs and website and are confirmed with the customer upon order. The customer has no cancellation privileges other than customary rights of return that are accounted for in accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists.” The Company accrues a sales return allowance for estimated returns of merchandise subsequent to the balance sheet date that relate to sales prior to the balance sheet date. Amounts billed to customers for shipping and handling fees related to catalog and internet sales are included in other revenues at the time of shipment. Royalty revenue is recognized as it is earned based on contractually specified percentages applied to reported sales. Advance royalty payments are deferred and recorded as revenue when the related sales occur.

(l) Operating Expenses

Cost of goods sold (including buying and occupancy costs) includes the direct cost of purchased merchandise, inbound freight, design, buying and manufacturing costs, occupancy costs related to store operations and all shipping and handling and delivery costs associated with our direct business.

Selling, general and administrative expenses include all operating expenses not included in cost of goods sold, primarily catalog production and mailing costs, certain warehousing expenses, which aggregated $9,860,000, $10,440,000 and $10,725,000 for fiscal years 2003, 2002 and 2001, respectively, administrative payroll, store expenses other than occupancy costs, depreciation and amortization and credit card fees.

(m) Store Preopening Costs

Costs associated with the opening of new retail and outlet stores are expensed as incurred.

(n) Derivative Financial Instruments

Derivative financial instruments are used by the Company from time to time to manage its interest rate and foreign currency exposures. For interest rate swap agreements, the net interest paid is recorded as interest expense on a current basis. Gains or losses resulting from market fluctuations are not recognized. The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations.

(o) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of such assets based upon estimated cash flow forecasts. A charge of $675,000 was incurred in fiscal 2003 to writedown the carrying value of certain long-lived assets.

(q) Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting for employee stock options as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, compensation expense is not recorded for options granted if the option price is equal to or in excess of the fair market price at the date of grant. If the Company had adopted the fair value recognition provisions of SFAS No. 123, the effect on net income would not be material.

Restricted stock awards result in the recognition of deferred compensation, which is charged to expense over the vesting period of the awards. Deferred compensation is presented as a reduction of stockholders’ equity. Total compensation expense recorded with respect to stock-based compensation, all of which related to restricted stock awards, amounted to $41,000, $464,000 and $661,000 in 2003, 2002 and 2001, respectively.

(r) Deferred rent and lease incentives

Rental payments under operating leases are charged to expense on a straight-line basis after consideration of step rent provisions and escalation clauses. Differences between rental expense and actual rental payments are recorded as deferred rent and included in deferred credits. The Company receives construction allowances upon entering into certain store leases. These construction allowances are recorded as deferred credits and are amortized as a reduction of rent expense over the term of the related lease. Deferred construction allowances were $43,668,000 and $52,061,000 at January 31, 2004 and February 1, 2003, respectively.

(s) Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

(2)  Restatement

                In September 2004, the Company concluded that its previously reported financial statements for the fiscal year ended January 31, 2004 should be restated to reflect the write-off of certain prepaid sample costs which had been capitalized as a prepaid asset on the balance sheet and charged to expense in the period that the inventories associated with the samples were sold. Such costs should have been expensed as incurred. There have been no changes to the totals of operating, investing and financing activities included in the statement of cash flows.  There was no change in the income tax provision, but the components of deferred income tax liabilities and the valuation allowance were adjusted to reflect the tax effect of the change in prepaid expenses of $1,015,000. The corrections which are reflected in the accompanying financial statements as a reduction of prepaid expenses and other current assets and an increase in cost of goods sold, are as follows:

Cost of goods sold:	52 weeks ended 1/31/04 (in thousands)
as reported	$435,700
as restated	438,600

Net income (loss)
Group:
as reported	(47,284)
as restated	(50,184)

Intermediate:
as reported	(4,085)
as restated	(6,985)

Operating Corp:
as reported	(39,070)
as restated	(41,970)

Prepaid expenses and other current assets
as reported	23,633
as restated	20,733

Stockholders' deficit
Group:
as reported	(465,166)
as restated	(468,066)

Intermediate:
as reported	(3,080)
as restated	(5,980)

Operating Corp:
as reported	(38,065)
as restated	(40,965)

(3)  Events of September 11, 2001

The terrorist events of September 11, 2001 resulted in the destruction of the Company’s retail store located at the World Trade Center in New York City, resulting in the loss of inventories and store fixtures, equipment and leasehold improvements. These losses and the resulting business interruption were covered by insurance policies maintained by the Company.

The statement of operations for the year ended February 2, 2002 included losses of $1.9 million relating to inventories and stores fixtures, equipment and leasehold improvements. Insurance recoveries in fiscal 2001 were recorded to the extent of the losses recognized. The statement of operations for the years ended January 31, 2004 and February 1, 2003 include gains of $3,850,000 and $1,800,000 as a result of additional insurance recoveries. No additional insurance recoveries are payable to the Company relating to this loss.

(4)  Other Current Liabilities

Other current liabilities consist of:

	January 31, 2004	February 1, 2003

Customer liabilities	$9,089,000	$9,993,000
Accrued catalog and marketing costs	2,505,000	2,536,000
Taxes, other than income taxes	3,046,000	2,670,000
Accrued interest	5,330,000	9,598,000
Accrued occupancy	817,000	1,024,000
Reserve for sales returns	2,988,000	5,313,000
Accrued compensation	3,535,000	7,475,000
Other	20,479,000	22,854,000

	$47,789,000	$61,463,000

(5)  Lines of Credit

Operating Corp. entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders which provides for a maximum credit availability of up to $180.0 million (the “Congress Credit Facility”).

The Congress Credit Facility provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations. The Congress Credit Facility expires in December 2005. The total amount of availability is subject to limitations based on specified percentages of eligible receivables, inventories and real property. Real property availability is limited to $5.8 million. As of January 31, 2004, there was $18.9 million in availability under the Congress Credit Facility.

Borrowings are secured by a perfected first priority security interest in all the assets of Intermediate and its subsidiaries and bear interest, at the Company’s option, at the prime rate plus 0.5% or the Eurodollar rate plus 2.5%. Supplemental loans bear interest at the prime rate plus 3.0%.

The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. The Congress Credit Facility permits restricted payments (by way of dividends or other distributions) with respect to, among other things, the Company’s capital stock payable solely in additional shares of its capital stock, the Company’s tax sharing agreement, the Series A Preferred Stock of Group, the Series B Preferred Stock of Group and the 13 1/8% Senior Discount Debentures due 2008 of Group. The ability of Operating Corp. to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the event that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Under the Congress Credit Facility, Operating Corp. is required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items, (“EBITDA”) if excess availability is less than $15.0 million for any 30 consecutive day period. Under the Congress Credit Facility, the assets of Operating Corp. and its subsidiaries are restricted. Operating Corp. has at all times been in compliance with all financial covenants.

The Congress Credit Facility was amended (a) on February 7, 2003 to provide for an exclusion from the definition of consolidated net income for severance and other one-time employment-related charges of up to $6.7 million in the last quarter of fiscal 2002 and $3.0 million in the first quarter of fiscal 2003 and (b) on April 4, 2003 to (i) consent to the formation of J. Crew Intermediate LLC and the exchange offer; (ii) carve-out from the EBITDA covenant for fiscal 2002 a $9.0 million one-time charge for non-current inventory; (iii) modify required EBITDA covenant levels and (iv) eliminate the supplemental loan availability in fiscal 2003. Costs incurred in connection with the February 7, 2003 amendment were insignificant and were expensed. Costs incurred in connection with the April 4, 2003 amendment of $450,000 are being amortized over the remaining term of the agreement.

Maximum borrowings under revolving credit agreements were $10,000,000, $63,000,000 and $95,000,000 and average borrowings were $1,020,000, $40,400,000 and $43,100,000 during fiscal years 2003, 2002 and 2001. There were no borrowings outstanding at January 31, 2004 and February 1, 2003.

Outstanding letters of credit established primarily to facilitate international merchandise purchases at January 31, 2004 and February 1, 2003 amounted to $39,500,000 and $45,900,000.

(6)  Long-Term Debt and Preferred Stock

	January 31, 2004	February 1, 2003

OPERATING:
Congress facility(a)	$5,044,000	$—
5% notes payable(b)	21,000,000	—
10 3/8% senior subordinated notes(c)	150,000,000	150,000,000

Less amount due within one year	(1,164,000)	—

Total Operating	174,880,000	150,000,000
INTERMEDIATE:
16% senior discount contingent principal notes (net of unamortized debt issuance discount of $38,677,000)(d)	108,389,000	—

Total Intermediate	283,269,000	150,000,000
GROUP:
13 1/8% senior discount debentures(e)	21,667,000	$142,000,000
Mandatorily redeemable preferred stock(f)	211,704,000	—

Total Group long term debt	516,640,000	292,000,000
Group preferred stock(f)	92,800,000	264,038,000

Total long term debt and preferred stock	$609,440,000	$556,038,000

The scheduled payments of long term debt are $1.2 million in 2004, $1.2 million in 2005, $1.2 million in 2006, $151.2 million in 2007 and $190.1 million in 2008 (excluding the debt issuance discount).

(a)                               On April 8, 2003, Operating Corp. borrowed the real estate availability of $5.8 million under the Congress Credit Facility. This borrowing is repayable at $97,000 per month commencing June 1, 2003.

(b)                               On February 4, 2003, Group and Operating Corp. entered into a credit agreement with TPG-MD Investment, LLC, a related party, which provides for a Tranche A loan to Operating Corp. in an aggregate principal amount of $10.0 million and a Tranche B loan to Operating Corp. in an aggregate principal amount of $10.0 million. The loans are due in February 2008 and bear interest at 5.0% per annum payable semi-annually in arrears on January 31 and July 31, commencing on July 31, 2003. Interest will compound and be capitalized and added to the principal amount on each interest payment date, resulting in an effective interest rate of 5.6%. The outstanding amount of these loans is convertible into shares of common stock of Group at $6.82 per share. These loans are subordinated in right of payment to the prior payment of all senior debt and are on the same terms as the 10 3/8% Senior Subordinated Notes due 2008 of Operating Corp.

(c)                                The senior subordinated notes are unsecured general obligations of Operating Corp. and are subordinated in right of payment to all senior debt. Interest on the notes accrues at the rate of 10 3/8% per annum and is payable semi-annually in arrears on April 15 and October 15. The notes mature on October 15, 2007 and may be redeemed at the option of the issuer subsequent to October 15, 2002 at prices ranging from 105.188% of principal in 2002 to 100% in 2005 and thereafter. The indenture to the senior subordinated notes restrict, among other things, the incurrence of additional indebtedness, the payments of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures. Under the indenture to the senior subordinated notes, Operating Corp. may declare cash dividends to Group in an amount sufficient to enable Group to make the regularly scheduled payment of interest in respect of the senior discount debentures of Group only if (i) such interest payments are made with the proceeds of such dividends, (ii) no default or event of default has occurred and is continuing under the indenture to the senior subordinated notes of Operating Corp. and (iii) immediately before and immediately after giving effect to such declaration of dividends, Operating Corp.’s fixed charge coverage ratio would have been at least 2.0 to 1.0 on a pro forma basis for its most recently ended four fiscal quarters immediately preceding the date of such declaration, as if such declaration had been incurred at the beginning of such four-quarter period.

The ability of Operating Corp. to declare dividends on its capital stock is also limited by Delaware law, which permits a company to pay dividends on its capital stock only out of its surplus or, in the even that it has no surplus, out of its net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. In order to pay dividends in cash, Operating Corp. must have surplus or net profits equal to the full amount of the cash dividend at the time such dividend is declared. In determining Operating Corp.’s ability to pay dividends, Delaware law permits the board of directors of Operating Corp. to revalue its assets and liabilities from time to time to their fair market values in order to create a surplus. Under the indenture governing the senior subordinated notes, the assets of the Operating Corp. and its subsidiaries are restricted.

(d)                               On May 6, 2003, Group (through its newly-formed, wholly owned subsidiary, Intermediate) completed an offer to exchange 16% Senior Discount Contingent Principal Notes due 2008 of Intermediate (new notes) for its outstanding 13 1/8% Senior Discount Debentures due 2008 (existing debentures). Approximately 85% of the outstanding debentures were tendered for exchange. The new notes are the direct, unsecured and unconditional obligations of Intermediate.

Intermediate exchanged $87,006,000 fair value of new notes for $131,083,000 face amount (including accrued interest of $10,750,000) of existing debentures. The difference between the fair value of the new notes and the carrying value of the existing debentures is included as a gain in the statement of operations for the year ended January 31, 2004. The new notes were initially recorded at their fair value and the debt issuance discount of $44,077,000 will be accreted to the principal amount over the life of the new notes as additional interest expense.

Interest from October 15, 2002 through May 5, 2003 was paid on the existing debentures not exchanged at 13 1/8%. Interest from October 15, 2002 through May 5, 2003 on the existing debentures that were exchanged was added to the principal amount at 16% in accordance with the terms of the exchange offer. The new notes bear interest at 16% payable in arrears on May 15 and November 15. Interest from date of issuance through November 15, 2005 will be added to the principal amount of the new notes. Effective November 15, 2005, interest will accrue and become payable on each May 15 and November 15 thereafter through May 15, 2008.

Commencing on May 15, 2004 and on each May 15 through May 15, 2008, the accreted value of the new notes will be increased by 10% of earnings before interest, taxes and depreciation and amortization [EBITDA] in excess of $50.0 million for the immediately preceding fiscal year. Interest at 16% will accrue on such increase in principal.

(e)                                The senior discount debentures were issued in aggregate principal amount of $142.0 million at maturity and mature on October 15, 2008. These debentures are senior unsecured obligations of Group. Cash interest did not accrue prior to October 15, 2002. However, Group recorded non-cash interest expense as an accretion of the principal amount of the debentures at a rate of 13 1/8% per annum. Interest is payable in arrears on April 15 and October 15 of each year subsequent to October 15, 2002. The senior discount debentures may be redeemed at the option of Group on or after October 15, 2002 at prices ranging from 106.563% of principal to 100% in 2005 and thereafter (see note (d) for description of debt exchange).

(f)                                   The restated certificate of incorporation authorizes Group to issue up to:

(a)          1,000,000 shares of Series A cumulative preferred stock; par value $.01 per share; and

(b)          1,000,000 shares of Series B cumulative preferred stock; par value $.01 per share.

At January 31, 2004, 92,800 shares of Series A Preferred Stock and 32,500 shares of Series B Preferred Stock were issued and outstanding.

The Preferred Stock accumulates dividends at the rate of 14.5% per annum (payable quarterly) for periods ending on or prior to October 17, 2009. Dividends compound to the extent not paid in cash. A default in the payment of the Series A preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of (i) 16.50% per annum with respect to periods ending on or before October 17, 2009 and (ii) 18.50% with respect to periods starting after October 17, 2009. A default in the payment of the Series B preferred stock redemption price will trigger dividends accruing and compounding quarterly at a rate of 16.50% per annum.

On October 17, 2009, Group is required to redeem the Series B Preferred Stock and to pay all accumulated but unpaid dividends on the Series A Preferred Stock. Thereafter, the Series A Preferred Stock will accumulate dividends at the rate of 16.5% per annum. Subject to restrictions imposed by certain indebtedness of the Company, Group may redeem shares of the Preferred Stock at October 17, 2000 and thereafter at a redemption price equal to 100% of liquidation value plus accumulated and unpaid dividends at October 17, 2000 and thereafter.

In certain circumstances (including a change of control of Group), subject to restrictions imposed by certain indebtedness of the Company, Group may be required to repurchase shares of the Preferred Stock at liquidation value plus accumulated and unpaid dividends. If Group liquidates, dissolves or winds up, whether voluntary or involuntary, no distribution shall be made either (i) to those holders of stock ranking junior to the Preferred Stock, unless prior thereto the holders of the Preferred Stock receive the total value for each share of Preferred Stock plus an amount equal to all accrued dividends thereon as of the date of such payment or (ii) to the holders of stock ranking pari passu with the Preferred Stock (which we refer to as the “parity stock”), except distributions made ratably on the Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up of Group.

Effective at the beginning of the third quarter of 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This pronouncement required the reclassification to long term debt of the liquidation value of Group’ Series B Preferred Stock and the related accumulated and unpaid dividends and the accumulated and unpaid dividends related to the Series A Preferred Stock since these amounts are required to be redeemed in October 2009. The preferred dividends related to the liquidation value of the Series B Preferred Stock and to the accumulated and unpaid dividends of the Series A and Series B Preferred stock for the third and fourth quarters of 2003 are included in interest expense. The Series A preferred stock is only redeemable in certain circumstances (including a change of control at Group) and does not qualify for reclassification under SFAS No. 150. Accordingly, the dividends related to the Series A Preferred Stock were deducted from stockholders’ deficit.

Accumulated but unpaid dividends amounted to $179,204,000 at January 31, 2004.

(7)  Common Stock

The restated certificate of incorporation authorizes Group to issue up to 100,000,000 shares of common stock; par value $.01per share. At January 31, 2004, shares issued were 13,584,175 and shares outstanding were 13,011,086. During 2001and 2002 directors converted fees into 5,524 and 12,318 shares of Group common stock.

(8)  Commitments and Contingencies

(a) Operating Leases

As of January 31, 2004, Operating Corp. was obligated under various long-term operating leases for retail and outlet stores, warehouses, office space and equipment requiring minimum annual rentals. These operating leases expire on varying dates through 2014. At January 31, 2004 aggregate minimum rentals in future periods are, as follows:

Fiscal year	Amount

2004	$52,351,000
2005	49,607,000
2006	46,838,000
2007	44,970,000
2008	39,377,000
Thereafter	116,189,000

Certain of these leases include renewal options and escalation clauses and provide for contingent rentals based upon sales and require the lessee to pay taxes, insurance and other occupancy costs.

Rent expense for fiscal 2003, 2002 and 2001 was $42,997,000, $41,657,000 and $38,326,000 including contingent rent based on store sales of $814,000, $1,187,000, and $1,023,000.

(b) Employment Agreements

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

(c) Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary conduct of its business. Although the outcome of these claims cannot be predicted with certainty, management does not believe that it is reasonably possible that resolution of these legal proceedings will result in unaccrued losses that would be material.

(9)  Employee Benefit Plan

The Company has a thrift/savings plan pursuant to Section 401 of the Internal Revenue Code whereby all eligible employees may contribute up to 15% of their annual base salaries subject to certain limitations. The Company’s contribution is based on a percentage formula set forth in the plan agreement. Company contributions to the thrift/savings plan were $1,288,000, $1,834,000 and $1,334,000 for fiscal 2003, 2002 and 2001.

(10)  License Agreement

Operating Corp. has a licensing agreement through January 2007 with Itochu Corporation, a Japanese trading company. The agreement permits Itochu to distribute J. Crew merchandise in Japan.

Operating Corp. earns royalty payments under the agreement based on the sales of its merchandise. Royalty income, which is included in other revenues, for fiscal 2003, 2002, and 2001 was $2,456,000, $2,280,000 and $2,560,000, respectively.

(11)  Interest Expense—net

Interest expense, net consists of the following:

	2003	2002	2001

Group
Interest expense	$7,305,000	$17,521,000	$15,395,000
Dividends related to mandatorily redeemable preferred stock	14,206,000	—	—
Amortization of deferred financing costs	80,000	233,000	227,000

	21,591,000	17,754,000	15,622,000

Intermediate
Interest expense	15,982,000	—	—
Amortization of debt issuance discount	5,400,000	—	—
Amortization of deferred financing costs	375,000	—	—

	21,757,000	—	—

Operating Corp.
Interest expense	18,946,000	19,027,000	19,415,000
Amortization	1,712,000	4,202,000	1,770,000
Interest income	(162,000)	(29,000)	(295,000)

	20,496,000	23,200,000	20,890,000

Total	$63,844,000	$40,954,000	$36,512,000

(a)                                  Deferred financing costs of $1,800,000 were written off in fiscal 2002 in connection with the refinancing of our revolving credit facility.

(12)  Other Revenues

Other revenues consist of the following:

	2003	2002	2001

Shipping and handling fees	$25,205,000	$31,823,000	$34,100,000
Royalties	2,456,000	2,280,000	2,560,000

	$27,661,000	$34,103,000	$36,660,000

(13)  Financial Instruments

The fair value of the Company’s long-term debt is estimated to be approximately $293,896,000 and $238,692,000 at January 31, 2004 and February 1, 2003 and is based on dealer quotes or quoted market prices of the same or similar instruments. The carrying amounts of long-term debt were $306,100,000 and $292,000,000 at January 31, 2004 and February 1, 2003. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of the short-term maturity of those financial instruments. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

(14)  Income Taxes

Group files a consolidated federal tax return which includes all its wholly owned subsidiaries. Each subsidiary files separate state tax returns in the required jurisdictions. Group and its subsidiaries have entered into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse Group for its share of income taxes determined as if such subsidiary had filed its tax returns on a separate return basis.

Group

The income tax provision/(benefit) of Group consists of:

	2003	2002	2001

Current:
Foreign	$250,000	$193,000	$260,000
Federal	(3,744,000)	(12,014,000)	(2,400,000)
State and local	(1,006,000)	200,000	100,000

	(4,500,000)	(11,621,000)	(2,040,000)

Deferred	5,000,000	7,421,000	(3,460,000)

Total	$500,000	$(4,200,000)	$(5,500,000)

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company’s effective rate is as follows.

	2003	2002	2001
	(as restated)
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	.8	—	(2.3)
Valuation allowance	64.0	47.0	—
Additional NOL carryback	(7.4)	—	—
Reversal of prior tax accruals	(2.6)	(20.9)	—
Nondeductible expenses and other	8.4	(0.5)	4.0
Non-recognized gain on exchange of debt	(27.2)	—	—

Effective tax rate	1.0%	(9.4)%	(33.3)%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 31, 2004	February 1, 2003
	(as restated)
Deferred tax assets:
Original issue discount	$33,660,000	$24,896,000
Rent	17,514,000	20,900,000
Federal NOL carryforwards	19,600,000	7,100,000
State and local NOL carryforwards	4,485,000	1,400,000
Reserve for sales returns	1,207,000	2,202,000
Other	5,057,000	3,873,000

	81,523,000	60,371,000
Valuation allowance	(57,838,000)	(21,046,000)
	23,685,000	39,325,000

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(8,555,000)	(9,872,000)
Difference in book and tax basis for property and equipment	(15,130,000)	(24,453,000)
	(23,685,000)	(34,325,000)

Net deferred income tax asset	$—	$5,000,000

Operating Corp.

The income tax provision/(benefit) of Operating Corp. consists of:

	2003	2002	2001

Current:
Foreign	$250,000	$193,000	$260,000
Federal	(3,744,000)	(13,449,000)	(2,400,000)
State and local	(1,006,000)	200,000	100,000

	(4,500,000)	(13,056,000)	(2,040,000)

Deferred	(910,000)	(4,694,000)	1,873,000

Total	$(5,410,000)	$(17,750,000)	$(167,000)

A reconciliation between the provision/(benefit) for income taxes based on the U.S. Federal statutory rate and the Company’s effective rate as follows:

	2003	2002	2001
	(as restated)
Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	.8	—	134.6
Valuation allowance	36.9	—
Additional NOL carryback	(7.8)	—	—
Reversal of prior tax accruals	(2.7)	(38.6)	—
Nondeductible expenses and other	(3.6)	6.8	(172.8)

Effective tax rate	(11.4)%	(66.8)%	(73.2)%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	January 31, 2004	February 1, 2003
	(as restated)
Deferred tax assets:
Federal NOL carryforwards	$17,540,000	$5,040,000
State and local NOL carryforwards	4,485,000	1,400,000
Reserve for sales returns	1,207,000	2,202,000
Rent	17,514,000	20,995,000
Other	5,459,000	3,873,000

	46,205,000	33,510,000
Valuation allowance	(22,520,000)	—
	23,685,000	33,510,000

Deferred tax liabilities:
Prepaid catalog and other prepaid expenses	(8,555,000)	(9,872,000)
Difference in book and tax basis for property and equipment	(15,130,000)	(24,548,000)
	(23,685,000)	(34,420,000)

Net deferred income tax liability	$—	$(910,000)

The Company has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” states that a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which a company operates, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a valuation allowance for the net deferred tax assets at February 1, 2003. The valuation allowance was increased at January 31, 2004 to fully reserve net deferred tax assets at that date. The Company does not expect to recognize any tax benefits in future results of operations until an appropriate level of profitability is sustained.

The Company has state and local income tax net operating loss carryforwards of varying amounts.

(15) Stock Compensation Plans

1997 Stock Option Plan

Under the terms of the 1997 Stock Option Plan, an aggregate of 1,910,000 shares are available for grant to certain key employees or consultants. The options have terms of seven to ten years and become exercisable over a period of four to five years. Options granted under the Option Plan are subject to various conditions, including under some circumstances, the achievement of certain performance objectives.

2003 Equity Incentive Plan

In January 2003, the Board of Directors of Group approved the adoption of the 2003 Equity Incentive Plan. Under the terms of the 2003 Plan, an aggregate of 4,798,160 shares of common stock are available for award to key employees and consultants in the form of non-qualified stock options and restricted shares, as follows:

•                                          1,115,812 shares are reserved for the issuance of stock options at an exercise price of $6.82 or fair market value, whichever is greater;

•                                          1,115,812 shares are reserved for the issuance of stock options at an exercise price of $25.00 or fair market value, whichever is greater;

•                                          1,115,812 shares are reserved for the issuance of stock options at an exercise price of $35.00 or fair market value, whichever is greater;

•                                          1,450,724 shares are reserved for the issuance of restricted shares.

The options have terms of ten years and become exercisable over the period provided in each grant agreement.

A summary of stock option activity for the three years ended January 31, 2004, is as follows:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of year	4,474,469	$18.22	1,808,790	$9.97	1,788,750	$9.15
Granted	377,750	6.85	3,263,239	21.35	283,000	14.53
Exercised	—	—	—	—	—	—
Cancelled	(2,441,613)	26.19	(597,560)	$10.29	(262,960)	9.31

Outstanding, end of year	2,410,606	$8.37	4,474,469	$18.22	1,808,790	$9.97

Options exercisable at end of year	849,302	$10.59	842,340	$9.81	728,950	$9.21

The following table summarizes information about stock options outstanding as of January 31, 2004.

	Outstanding		Weighted average	Exercisable
Range	Number of options	Weighted average option price	remaining contractual life (in months)	Number of options	Weighted average option price

$6.82—$8.53	1,798,240	$6.85	94	342,736	$6.98
$10.00—$35.00	612,366	12.83	70	506,566	13.03

$6.82—$35.00	2,410,606	$8.37	88	849,302	$10.59

Under the 2003 Plan 1,004,266 and 224,402 restricted shares were issued in fiscal 2002 and 2003 and 83,689 restricted shares were forfeited in fiscal 2003. The fair value of the restricted stock at date of issuance was $0.74 per share.

(16)  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a significant effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 resulted in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities, which totaled $211.7 million as of January 31, 2004. After such reclassification, the dividends related to the Series B preferred stock and the accreted dividends of the Series A Preferred Stock will be treated as interest expense.

In December 2003, the FASB revised and reissued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively dispense the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. The adoption of FASB Interpretation No. 46 will not have a significant effect on our financial statements.

(17)  Quarterly Financial Information (Unaudited)

	(in millions)
	13 weeks ended 5/4/02(a)	13 weeks ended 8/3/02	13 weeks ended 11/2/02	13 weeks ended 2/1/03(b)	52 weeks ended 2/1/03

Net sales	$157.9	$160.9	$181.9	$231.6	$732.3
Gross profit(d)	69.2	63.0	77.9	86.0	296.1
Net loss Group	(12.1)	(7.1)	(0.7)	(20.7)	(40.6)
Net income (loss) Operating Corp	(9.2)	(4.1)	2.1	2.4	(8.8)

	13 weeks ended 5/3/03	13 weeks ended 8/2/03(c)	13 weeks ended 11/1/03	13 weeks ended 1/31/04	52 weeks ended 1/31/04

As reported:
Net sales	$152.6	$159.2	$146.4	$202.4	$660.6
Gross profit(d)	58.5	51.5	60.9	81.7	252.6
Net income (loss) Group	(19.6)	15.2	(23.6)	(19.3)	(47.3)
Net income (loss) Intermediate	(14.9)	24.1	(11.9)	(1.4)	(4.1)
Net income (loss) Operating Corp	(14.9)	(17.8)	(8.3)	1.9	(39.1)

As restated:(e)
Net sales	$152.6	$159.2	$146.4	$202.4	$660.6
Gross profit	57.8	51.3	60.0	80.6	249.7
Net income (loss) Group	(20.3)	15.0	(24.5)	(20.4)	(50.2)
Net income (loss) Intermediate	(15.5)	23.9	(12.8)	(2.6)	(7.0)
Net income (loss) Operating Corp	(15.5)	(18.0)	(9.2)	.7	(42.0)

(a)                                  Net loss includes a pre-tax charge of $4.6 million related to severance costs for approximately 120 employees and the departure of Mark Sarvary, a former Chief Executive Officer in April 2002. The staff reductions occurred in the first quarter of fiscal 2002 and the related payments were incurred primarily in the second quarter of fiscal 2002.

(b)                                 Net loss includes (a) pre-tax charges of $7.7 million related to severance costs and other one-time employment related expenses, primarily relating to the terminations of several executive employees, the termination of employment of Kenneth Pilot, a former Chief Executive Officer in January 2003 and a non-recoverable employment bonus for the Company’s new President, Jeffrey Pfeifle, (b) $1.8 million to write-off deferred financing charges in connection with the refinancing of our credit facility (c) a $9 million inventory writedown as a result of the Company’s decision to modify its strategy on the disposition of inventory to accelerate inventory clearing at the end of each selling season and (d) a tax provision of $6.5 million on a pre-tax loss of $14.2 million as a result of providing a valuation allowance against deferred tax assets at February 1, 2003.

(c)                                  Net income includes a pre-tax gain on the exchange of debt of $41.1 million.

(d)                                 Amounts previously reported have been reclassified to conform to current years presentation.

(e)                                  Amounts previously reported have been restated (See note 2 to the consolidated financial statements for a description of the restatement).

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	beginning balance	charged to cost and expenses		charged to other accounts		deductions		ending balance
	($in thousands)

Inventory reserve (deducted from inventories)
fiscal year ended:
January 31, 2004	$12,420	$—	(a)	$—	(a)	$7,380	(a)	$5,040
February 1, 2003	8,367	4,053	(a)	—		—		12,420
February 2, 2002	7,360	1,007	(a)	—		—		8,367
Allowance for sales returns (included in other current liabilities)
fiscal year ended:
January 31, 2004	$5,313	$—	(a)	$—	(a)	$2,309	(a)	$3,004
February 1, 2003	6,475	(1,162	)(a)	—		—		5,313
February 2, 2002	6,530	(55	)(a)	—		—		6,475

(a)                                  The inventory reserve and allowance for sales returns are evaluated at the end of each fiscal quarter and adjusted (plus or minus) based on the quarterly evaluation. During each period inventory write-downs and sales returns are charged to the statement of operations as incurred.