Form 10-Q/A
period 2004-05-01
J CREW INTERMEDIATE LLC; J CREW OPERATING CORP; J CREW GROUP INC
filed 2004-10-22
CIK 1255137, 1051425, 1051251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Quarterly Report on Form 10-Q/A is a combined report being filed by three different registrants: J. Crew Group, Inc., J. Crew Intermediate LLC (a wholly-owned subsidiary of J. Crew Group, Inc.) and J. Crew Operating Corp. (a wholly-owned subsidiary of J. Crew Intermediate LLC).  The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

J. Crew Intermediate LLC and J. Crew Operating Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-Q and are therefore filing this Form 10-Q/A with the reduced disclosure format.

EXPLANATORY NOTE

J. Crew Group, Inc., J. Crew Intermediate LLC, and J. Crew Operating Corp. (the "Registrants") are filing this Amendment No. 1 to their Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 (this "Form 10-Q/A") to reflect the write-off of certain prepaid sample costs that should have been expensed as incurred. As a result of this revision, the Registrants are restating their financial statements for the fiscal quarter ended May 1, 2004. For a detailed description of the effect of the restatement, see Note 4 to our unaudited condensed consolidated financial statements accompanying this Amendment.

In accordance with the rules of the Commission, the affected items of the Form 10-Q as originally filed, Items 1, 2, 4 and 6 of Part I, are being amended and restated in their entirety. This Form 10-Q/A does not reflect events occurring after May 1, 2004 or substantively modify or update the disclosure contained in the Form 10-Q as originally filed in any way other than as required to reflect the amendments discussed above and reflected herein.

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(as restated)	(as restated)
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	19,472	20,733
Refundable income taxes	9,320	9,320
Total current assets	145,148	145,731

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Other assets	12,705	13,500
Total assets	$288,956	$297,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,854	97,175
Federal and state income taxes	830	1,175
Total current liabilities	100,848	99,514

Deferred credits	55,352	56,723

Long-term debt (includes redeemable preferred stock)	535,163	516,640

Preferred stock	92,800	92,800

Stockholders’ deficit	(495,207)	(468,066)

Total liabilities and stockholders’ deficit	$288,956	$297,611

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Revenues:
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,680	103,660

Gross profit	60,732	57,835

Selling, general and administrative expenses	63,557	68,330

Loss from operations	(2,825)	(10,495)

Interest expense – net	(20,962)	(9,762)

Loss before income taxes	(23,787)	(20,257)

Income taxes	—	—

Net loss	$(23,787)	$(20,257)

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(23,787)	$(20,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	570	467
Amortization of deferred compensation	10	10
Non-cash interest expense (including non-cash preferred stock dividends of $7,675 and $—) in 2004 and 2003, respectively	15,450	4,184

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	1,261	5,320
Other assets	225	(113)
Accounts payable and other liabilities	(157)	(29,806)
Federal and state income taxes	(345)	(201)

Net cash used in operating activities	(16,303)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,476)
Proceeds from construction allowances	465	1,000

Net cash used in investing activities	(1,421)	(1,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Repayment of long-term debt	(291)	—
Net cash provided by/(used in) financing activities	(291)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981

Cash and cash equivalents - beginning of period	49,650	18,895

Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$3,364	$9,607

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 that was added to the principal amount of debt	$—	$4,416

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(as restated)	(as restated)
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	19,472	20,733
Refundable income taxes	9,320	9,320
Total current assets	145,148	145,731

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Investment in debentures of J. Crew Group, Inc.	131,083	131,083

Intercompany interest receivable	16,965	12,665
Other assets	12,547	13,333
Total assets	$436,846	$441,192

Liabilities and Membership Interests
Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,738	96,335
Federal and state income taxes	830	1,175
Total current liabilities	100,732	98,674

Long-term debt	290,754	283,269

Deferred credits	55,352	56,723

Due to J. Crew Group, Inc.	7,071	8,506

Membership interests	(17,063)	(5,980)

Total liabilities and membership interests	$436,846	$441,192

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Revenues:
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,680	103,660

Gross profit	60,732	57,835

Selling, general and administrative expenses	63,547	68,320

Loss from operations	(2,815)	(10,485)

Interest expense – net	(12,568)	(5,060)

Intercompany interest income	4,300	—

Loss before income taxes	(11,083)	(15,545)

Income taxes	—	—

Net loss	$(11,083)	$(15,545)

See notes to unaudited condensed consolidated financial statements.

J. CREW INTERMEDIATE LLC

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(11,083)	$(15,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	560	410
Non-cash interest expense	7,775	250

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	1,261	5,320
Other assets	225	(113)
Accounts payable and other liabilities	569	(30,517)
Federal and state income taxes	(345)	(201)

Net cash used in operating activities	(10,568)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,476)
Proceeds from construction allowances	465	l,000

Net cash used in investing activities	(1,421)	(l,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Transfers to affiliates	(5,735)	—
Repayment of long-term debt	(291)	—

Net cash provided by/(used in) financing activities	(6,026)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981

Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends to J. Crew Group, Inc. (reflected directly in membership interests)	$—	$9,320

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Balance Sheets

	May 1, 2004	January 31, 2004
	(as restated)	(as restated)
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,635	$49,650
Merchandise inventories	84,721	66,028
Prepaid expenses and other current assets	19,472	20,733
Refundable income taxes	9,320	9,320

Total current assets	145,148	145,731

Property and equipment - at cost	284,374	284,945
Less accumulated depreciation and amortization	(153,271)	(146,565)
Property and equipment, net	131,103	138,380

Other assets	10,434	11,091
Total assets	$286,685	$295,202

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	98,731	96,328
Federal and state income taxes	830	1,175

Total current liabilities	100,725	98,667

Deferred credits	55,352	56,723

Long-term debt	174,839	174,880

Due to J. Crew Group, Inc.	4,462	5,897

Stockholder’s deficit	(48,693)	(40,965)

Total liabilities and stockholder’s deficit	$286,685	$295,202

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Revenues
Net sales	$140,575	$152,592
Other	4,837	8,903
	145,412	161,495

Cost of goods sold, including buying and occupancy costs	84,680	103,660

Gross profit	60,732	57,835

Selling, general and administrative expenses	63,547	68,320

Loss from operations	(2,815)	(10,485)

Interest expense – net	(4,913)	(5,060)

Loss before income taxes	(7,728)	(15,545)

Income taxes	—	—

Net loss	$(7,728)	$(15,545)

See notes to unaudited condensed consolidated financial statements.

J. CREW OPERATING CORP. AND

SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(as restated)	(as restated)
	(unaudited) (in thousands)
Cash flow from operating activities:
Net loss	$(7,728)	$(15,545)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,163	10,369
Amortization of deferred financing costs	432	410
Non-cash interest expense	250	250

Changes in operating assets and liabilities:
Merchandise inventories	(18,693)	7,064
Prepaid expenses and other current assets	1,261	5,320
Other assets	225	(113)
Accounts payable and other liabilities	567	(30,517)
Federal and state income taxes	(345)	(201)
Net cash used in operating activities	(14,868)	(22,963)

Cash flow from investing activities:
Capital expenditures	(1,886)	(2,476)
Proceeds from construction allowances	465	1,000
Net cash used in investing activities	(1,421)	(1,476)

Cash flow from financing activities:
Additional long-term debt	—	25,820
Costs incurred in connection with debt financing	—	(400)
Repayment of long-term debt	(291)	—
Transfers to affiliates	(1,435)	—
Net cash provided by/(used in) financing activities	(1,726)	25,420

Increase/(decrease) in cash and cash equivalents	(18,015)	981
Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$31,635	$19,876

Non-cash financing activities:
Dividends to J. Crew Group, Inc. (reflected directly in stockholders’ deficit)	$—	$9,320

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

c.                    J. Crew Group, Inc. and its wholly-owned subsidiaries (collectively, “Group” or the “Company”), which consist of the accounts of J. Crew Group, Inc. and Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

Intermediate was formed in Delaware as a limited liability company on March 27, 2003.  100% of the membership interests of Intermediate are owned by Group.  Effective May 2003, Group transferred its investment in J. Crew Operating Corp. and subsidiaries to Intermediate.  This combination of entities under common control was accounted for in a manner similar to a pooling of interests.  On May 6, 2003, Intermediate issued 193,346,138 aggregate principal amount at maturity of 16% senior discount contingent principal notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% senior discount debentures of Group.  The 13 1/8% senior discount debentures of Group that were exchanged are being held as an intercompany asset by Intermediate, and interest income received by Intermediate from Group during the thirteen weeks ended May 1, 2004 was $4.3 million.

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

3.                 Long-term debt

Long-term debt consists of the following:

	May 1, 2004	January 31, 2004
	(in thousands)
Operating Corp.:
Congress Credit Facility	$4,753	$5,044
5% notes payable	21,250	21,000
10 3/8% senior subordinated notes	150,000	150,000
	176,003	176,044
Less amount due within one year	(1,164)	(1,164)
Total Operating Corp.	$174,839	$174,880

Intermediate:
16% senior discount contingent principal notes, net of debt issuance discount of $36,793 and $38,677	115,915	108,389
Total Intermediate	$290,754	$283,269

Group:
13 1/8% senior discount debentures	21,667	21,667
Mandatorily redeemable preferred stock	222,742	211,704
Total Group	$535,163	$516,640

4. Restatement

In September 2004, Group concluded that its previously reported financial statements for the thirteen weeks ended May 3, 2003 and May 1, 2004 should be restated to reflect the write-off of certain prepaid sample costs, which had been capitalized as a prepaid asset on the balance sheet and charged to expense in the period that the inventories associated with the samples were sold.  Such costs should have been expensed as incurred.  There has been no changes to the totals of operating, investing and financing activities within the statement of cash flows.  The corrections which are reflected in the accompanying unaudited condensed financial statements as a reduction of prepaid expenses and other current assets and an increase in cost of goods sold, are as follows:

	Group		Intermediate		Operating Corp
	as reported	as restated	as reported	as restated	as reported	as restated
Cost of goods sold
13 weeks ended May 3, 2003	$103,030	$103,660	$103,030	$103,660	$103,030	$103,660
13 weeks ended May 1, 2004	84,200	84,680	84,200	84,680	84,200	84,680

Net loss
13 weeks ended May 3, 2003	(19,627)	(20,257)	(14,915)	(15,545)	(14,915)	(15,545)
13 weeks ended May 1, 2004	(23,307)	(23,787)	(10,603)	(11,083)	(7,248)	(7,728)

Prepaid expenses and other current assets
January 31, 2004	23,633	20,733	23,633	20,733	23,633	20,733
May 1, 2004	22,852	19,472	22,852	19,472	22,852	19,472

Stockholders’ deficit
January 31, 2004	(465,166)	(468,066)	(3,080)	(5,980)	(38,065)	(40,965)
May 1, 2004	(491,827)	(495,207)	(13,683)	(17,063)	(45,313)	(48,693)

5.          Reclassifications

Certain prior year amounts have been reclassified to conform to current year’s presentation.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, etc., in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the apparel industry, changes in levels of consumer spending or preferences in apparel and acceptance by customers of the Company’s products, overall economic conditions, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where the Company’s goods are manufactured, postal rate increases, paper and printing costs, availability of suitable store locations at appropriate terms, the level of the Company’s indebtedness and exposure to interest rate fluctuations, and other risks and uncertainties described in this report and the Company’s other reports and documents filed or which may be filed, from time to time, with the Securities and Exchange Commission. These statements are based on current plans, estimates and projections, and therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

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

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

Restatement

We have restated our unaudited condensed consolidated financial statements for the fiscal year ended January 31, 2004 and the 13 week periods ended May 3, 2003 and May 1, 2004 to reflect the write-off of certain prepaid sample costs that should have been expensed as incurred.  (See Note 4 to the unaudited condensed consolidated financial statements).

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

Gross margin increased as a percentage of revenues to 41.8% in the first quarter of 2004 from 35.8% in the first quarter of 2003.  This increase was attributable to an increase in merchandise margins of 880 basis points from decreased markdowns across all channels and a significant reduction in clearance activities.  The merchandise margin in the first quarter of 2004 was reduced by 280 basis points from the effect that the decrease in net sales had on buying and occupancy costs as a percentage of revenues as these expenses were relatively fixed during both periods.  The first quarter of 2003 was negatively impacted by clearance activities as we adopted a new inventory strategy of liquidating current season inventories in season and commenced the disposition of prior season inventories.  This change continued to impact 2003 gross margin through the end of the second quarter.

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

Interest expense, net, consists of:

	Operating Corp.	Intermediate	Group

Thirteen weeks ended May 1, 2004:
Interest - cash	$4,231	$4,231	$4,940
Non-cash interest:
Interest on notes	250	5,891	5,891
Amortization of deferred financing costs	432	560	570
Amortization of debt issuance costs	—	1,886	1,886
Dividends on mandatorily redeemable preferred stock	—	—	7,675
Total interest expense	$4,913	$12,568	$20,962

Thirteen weeks ended May 3, 2003:
Interest - cash	$4,400	$4,400	$5,097
Non-cash interest:
Interest on notes	250	250	4,198
Amortization of deferred financing costs	410	410	467
Total interest expense	$5,060	$5,060	$9,762

Increase (decrease) in interest expense	$(147)	$7,508	$11,200

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

Group’s interest expense increased by $11.2 million due to the classification of $7.7 million of dividends on mandatorily redeemable preferred stock as interest expense commencing in the third quarter of 2003, which was recorded as a direct charge to stockholders deficit in the first quarter, and additional interest expense and amortization of debt issuance costs resulting from the exchange of Group’s 13 1/8% senior discount debentures for the 16% senior discount contingent principal notes of Intermediate.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  When the original Form 10-Q was filed, we concluded that our disclosure controls and procedures as of the end of the period covered by the report were effective.  Subsequent to the original Form 10-Q filing, in September 2004 our new Chief Financial Officer identified an error in the company's accounting for samples in the course of reviewing the company's accounts upon joining the Company.  As a result, we concluded that our previously reported financial statements for the fiscal year ended January 31, 2004 and for the first quarter ended May 1, 2004 should be restated to reflect the write-off of certain prepaid samples incurred during those periods which should have been expensed as incurred. See Note 4 to our unaudited condensed financial statements for a description of the restatement.  We believe that the deficiencies in our disclosure controls and procedures that led to this error related to a lack of adequate resources to review our accounting policies as appropriate.  We now have such adequate resources and we believe that the deficiencies have been remediated.  We continue to monitor the effectiveness of our disclosure controls and procedures on an ongoing basis.

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

J. CREW GROUP, INC.
(Registrant)

Date:	October 22, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	October 22, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW INTERMEDIATE LLC
(Registrant)

Date:	October 22, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	October 22, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer

J. CREW OPERATING CORP.
(Registrant)

Date:	October 22, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler
Chairman of the Board and
Chief Executive Officer

Date:	October 22, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman
Executive Vice-President and
Chief Financial Officer