Form 10-Q
period 2004-10-30
J CREW INTERMEDIATE LLC; J CREW OPERATING CORP; J CREW GROUP INC
filed 2004-12-14
CIK 1255137, 1051425, 1051251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

333-42427	J. CREW GROUP, INC.	22-2894486
(Incorporated in New York) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500

333-107211	J. CREW INTERMEDIATE LLC	N/A
(Formed in Delaware) 770 Broadway New York, New York 10003 Telephone: (212) 209-2500

333-42423	J. CREW OPERATING CORP.	22-3540930
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding at November 30, 2004

J. Crew Group, Inc.	12,199,128 shares of common stock, par value $.01 per share
J. Crew Intermediate LLC	100% of its membership interests are owned by J. Crew Group, Inc.
J. Crew Operating Corp.	100 shares of common stock, par value $.01 per share (all of which are owned by J. Crew Intermediate LLC)

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

Part I — Financial Information

Item I.        Financial Statements

J Crew Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 30, 2004	January 31, 2004
	(unaudited) (in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,529	$49,650
Merchandise inventories	137,315	66,028
Prepaid expenses and other current assets	22,335	20,733
Refundable income taxes	9,320	9,320
Total current assets	197,499	145,731

Property and equipment - at cost	291,301	284,945
Less accumulated depreciation and amortization	(170,313)	(146,565)
	120,988	138,380

Other assets
Total assets	11,115	13,500
	$329,602	$297,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	130,443	97,175
Federal and state income taxes	721	1,175
Total current liabilities	132,328	99,514

Deferred credits	55,665	56,723

Long-term debt	574,447	516,640

Preferred stock	92,800	92,800

Stockholders’ deficit	(525,638)	(468,066)

Total liabilities and stockholders’ deficit	$329,602	$297,611

See notes to unaudited condensed consolidated financial statements.

J Crew Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 30, 2004	November 1, 2003
	(unaudited) (in thousands)
Revenues:
Net sales	$200,852	$146,403
Other	5,200	4,558
	206,052	150,961

Cost of goods sold, including buying and occupancy costs	117,048	91,042

Gross profit	89,004	59,919

Selling, general and administrative expenses	75,898	66,277

Income (loss) from operations	13,106	(6,358)

Interest expense - net	23,044	20,428

Insurance proceeds	—	(2,250)

Loss before income taxes	(9,938)	(24,536)

Income taxes	—	—

Net loss	$(9,938)	$(24,536)

See notes to unaudited condensed consolidated financial statements.

J Crew Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Revenues:
Net sales	$523,533	$458,181
Other	16,259	21,342
	539,792	479,523

Cost of goods sold, including buying and occupancy costs	315,836	310,424

Gross profit	223,956	169,099

Selling, general and administrative expenses	205,327	200,596

Income (loss) from operations	18,629	(31,497)

Interest expense - net	66,116	43,218

Insurance proceeds	—	(3,850)

Gain on exchange of debt (net of related expenses of $2,992)	—	(41,085)

Loss before income taxes	(47,487)	(29,780)

Income taxes	—	—

Net loss	$(47,487)	$(29,780)

See notes to unaudited condensed consolidated financial statements.

J Crew Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Cash flow from operating activities:
Net loss	$(47,487)	$(29,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,099	31,381
Amortization of deferred financing costs	1,965	1,599
Amortization of deferred compensation	31	31
Non-cash interest expense (including non-cash preferred stock dividends of $24,231 and $7,080 in 2004 and 2003, respectively)	48,588	26,132
Gain on exchange of debt, net	—	(41,085)

Changes in operating assets and liabilities:
Merchandise inventories	(71,287)	(11,620)
Prepaid expenses and other current assets	(1,602)	4,653
Other assets	420	(220)
Accounts payable and other liabilities	28,283	(9,453)
Federal and state income taxes	(454)	(310)

Net cash used in operating activities	(14,444)	(28,672)

Cash flow from investing activities:
Capital expenditures	(9,707)	(8,195)
Proceeds from construction allowances	3,903	2,022

Net cash used in investing activities	(5,804)	(6,173)

Cash flow from financing activities:
Increase in notes payable - bank	—	3,000
Additional long-term debt	—	25,820
Costs incurred in connection with debt financings	—	(2,500)
Repayment of long-term debt	(873)	(582)
Net cash provided by/(used in) financing activities	(873)	25,738

Decrease in cash and cash equivalents	(21,121)	(9,107)

Cash and cash equivalents - beginning of period	49,650	18,895

Cash and cash equivalents - end of period	$28,529	$9,788

Non-cash financing activities:
Dividends on preferred stock (reflected directly in stockholders’ deficit)	$10,092	$22,732

Interest payable on 13 1/8% Senior Discount Debentures at February 1, 2003 that was added to the principal amount of debt
	$—	$4,416

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006 for $131,083 carrying value of 13 1/8% Senior Discount Debentures of J.Crew Group, Inc., effective May 6, 2003	—	—

See notes to unaudited condensed financial statements.

J Crew Intermediate LLC

Condensed Consolidated Balance Sheets

	October 30,	January 31,
	2004	2004
	(unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,529	$49,650
Merchandise inventories	137,315	66,028
Prepaid expenses and other current assets	22,335	20,733
Refundable income taxes	9,320	9,320
Total current assets	197,499	145,731

Property and equipment - at cost	291,301	284,945
Less accumulated depreciation and amortization	(170,313)	(146,565)
	120,988	138,380

Investment in 13 1/8% Senior Discount Debentures of J.Crew Group, Inc.	131,083	131,083

Interest receivable from J.Crew Group, Inc.	25,568	12,665

Other assets	10,974	13,333
Total assets	$486,112	$441,192

Liabilities and Membership Interests

Current liabilities:
Current portion of long-term debt	$1,164	1,164
Accounts payable and other current liabilities	130,318	96,335
Federal and state income taxes	721	1,175
Total current liabilities	132,203	98,674

Deferred credits	55,665	56,723

Long-term debt	306,753	283,269

Due to J.Crew Group, Inc.	5,659	8,506

Membership interests	(14,168)	(5,980)

Total liabilities and membership interests	$486,112	$441,192

See notes to unaudited condensed consolidated financial statements.

J Crew Intermediate LLC

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Revenues:
Net sales	$200,852	$146,403
Other	5,200	4,558
	206,052	150,961

Cost of goods sold, including buying and occupancy costs	117,048	91,042

Gross profit	89,004	59,919

Selling, general and administrative expenses	75,888	66,267

Income (loss) from operations	13,116	(6,348)

Intercompany interest income	(4,301)	(4,301)

Interest expense - net	13,832	13,016

Insurance proceeds	—	(2,250)

Income (loss) before income taxes	3,585	(12,813)

Income taxes	—	—

Net income/(loss)	$3,585	$(12,813)

See notes to unaudited condensed consolidated financial statements.

J Crew Intermediate LLC

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Revenues:
Net sales	$523,533	$458,181
Other	16,259	21,342
	539,792	479,523

Cost of goods sold, including buying and occupancy costs	315,836	310,424

Gross profit	223,956	169,099

Selling, general and administrative expenses	205,296	200,565

Income (loss) from operations	18,660	(31,466)

Intercompany interest income	(12,904)	(8,363)

Interest expense - net	39,752	29,320

Gain on exchange of debt	—	(44,077)

Insurance proceeds	—	(3,850)

Loss before income taxes	(8,188)	(4,496)

Income taxes	—	—

Net loss	$(8,188)	$(4,496)

See notes to unaudited condensed consolidated financial statements.

J Crew Intermediate LLC

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Cash flow from operating activities:

Net loss	$(8,188)	$(4,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,099	31,381
Amortization of deferred financing costs	1,939	1,527
Non-cash interest expense	24,357	14,650
Gain on exchange of debt	—	(44,077)
Intercompany interest income	(12,904)	(8,363)

Changes in operating assets and liabilities:
Merchandise inventories	(71,287)	(11,620)
Prepaid expenses and other current assets	(1,602)	4,653
Other assets	420	(220)
Accounts payable and other liabilities	29,023	(8,939)
Federal and state income taxes	(454)	(310)
Net cash used in operating activities	(11,597)	(25,814)

Cash flow from investing activities:
Capital expenditures	(9,707)	(8,195)
Proceeds from construction allowances	3,903	2,022
Net cash used in investing activities	(5,804)	(6,173)

Cash flow from financing activities:
Increase in notes payable - bank	—	3,000
Additional long-term debt	—	25,820
Repayment of long-term debt	(873)	(582)
Costs incurred in connection with debt financing	—	(2,500)
Transfers to affiliates	(2,847)	(2,858)
Net cash provided by/(used in) financing activities	(3,720)	22,880

Decrease in cash and cash equivalents	(21,121)	(9,107)
Cash and cash equivalents - beginning of period	49,650	18,895
Cash and cash equivalents - end of period	$28,529	$9,788

Non-cash financing activities:

Exchange of 16% Senior Discount Contingent Principal Notes of J.Crew Intermediate LLC with a fair value of $87,006,000 for $131,083,000 carrying value of 13 1/8% Senior Discount Debentures of J.Crew Group, Inc., effective May 6, 2003	—	—

See notes to unaudited condensed consolidated financial statements.

J Crew Operating Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 30, 2004	January 31, 2004
	(unaudited)
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$28,529	$49,650
Merchandise inventories	137,315	66,028
Prepaid expenses and other current assets	22,335	20,733
Refundable income taxes	9,320	9.320
Total current assets	197,499	145,731

Property and equipment - at cost	291,301	284,945
Less accumulated depreciation and amortization	(170,313)	(146,565)
	120,988	138,380

Other assets	8,993	11,091
Total assets	$327,480	$295,202

Liabilities and Stockholder’s Deficit

Current liabilities:
Current portion of long-term debt	$1,164	$1,164
Accounts payable and other current liabilities	130,310	96,328
Federal and state income taxes	721	1,175
Total current liabilities	132,195	98,667

Deferred credits	55,665	56,723

Long-term debt	174,757	174,880

Due to J.Crew Group, Inc.	2,890	5,897

Stockholder’s deficit	(38,027)	(40,965)

Total liabilities and stockholder’s deficit	$327,480	$295,202

See notes to unaudited condensed consolidated financial statements.

J Crew Operating Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Thirteen weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Revenues:
Net sales	$200,852	$146,403
Other	5,200	4,558
	206,052	150,961

Cost of goods sold, including buying and occupancy costs	117,048	91,042

Gross profit	89,004	59,919

Selling, general and administrative expenses	75,888	66,267

Income (loss) from operations	13,116	(6,348)

Interest expense - net	5,630	5,139

Insurance proceeds	—	(2,250)

Income/(loss) before income taxes	7,486	(9,237)

Income taxes	—	—

Net income/(loss)	$7,486	$(9,237)

See notes to unaudited condensed consolidated financial statements.

J Crew Operating Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Revenues:
Net sales	$523,533	$458,181
Other	16,259	21,342
	539,792	479,523

Cost of goods sold, including buying and occupancy costs	315,836	310,424
	223,956	169,099

Selling, general and administrative expenses	205,296	200,565

Income (loss) from operations	18,660	(31,466)

Interest expense - net	15,722	15,169

Insurance proceeds	—	(3,850)

Income/(loss) before income taxes	2,938	(42,785)

Income taxes	—	—

Net income/(loss)	$2,938	$(42,785)

See notes to unaudited condensed consolidated financial statements.

J Crew Operating Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003
	(unaudited)
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$2,938	$(42,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,099	31,381
Amortization of deferred financing costs	1,517	1,220
Non-cash interest expense	750	750

Changes in operating assets and liabilities:
Merchandise inventories	(71,287)	(11,620)
Prepaid expenses and other current assets	(1,602)	4,653
Other assets	420	(220)
Accounts payable and other liabilities	29,182	(8,883)
Federal and state income taxes	(454)	(310)
Net cash used in operating activities	(11,437)	(25,814)

Cash flow from investing activities:
Capital expenditures	(9,707)	(8,195)
Proceeds from construction allowances	3,903	2,022
Net cash used in investing activities	(5,804)	(6,173)

Cash flow from financing activities:
Increase in notes payable - bank	—	3,000
Additional long-term debt	—	25,820
Repayment of long-term debt	(873)	(582)
Transfers to affiliates	(3,007)	(5,358)
Net cash provided by financing activities	(3,880)	22,880

Decrease in cash and cash equivalents	(21,121)	(9,107)

Cash and cash equivalents - beginning of period	49,650	18,895

Cash and cash equivalents - end of period	$28,529	$9,788

See notes to unaudited condensed consolidated financial statements.

J. CREW GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed

Consolidated Financial Statements

Thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003

1.      Basis of Presentation

The consolidated financial statements presented herein are as follows:

a.                    J.Crew Operating Corp. and its wholly-owned subsidiaries (collectively, “Operating Corp.”), which consist of the accounts of J.Crew Operating Corp. and its wholly-owned subsidiaries.

b.                   J.Crew Intermediate LLC and its wholly-owned subsidiaries (collectively, “Intermediate”), which consist of the accounts of J.Crew Intermediate LLC and Operating Corp.

c.                    J.Crew Group, Inc. and its wholly-owned subsidiaries (collectively, “Group”), which consist of the accounts of J.Crew Group, Inc. and Intermediate.

All significant intercompany balances and transactions are eliminated in consolidation.

Intermediate was formed in Delaware as a limited liability company on March 27, 2003.  100% of the membership interests of Intermediate are owned by Group.  Effective May 2003, Group transferred its investment in J.Crew Operating Corp. and subsidiaries to Intermediate.  This combination of entities under common control was accounted for in a manner similar to a pooling of interests.  On May 6, 2003, Intermediate issued $193,346,138 aggregate principal amount at maturity (including prospective interest to maturity of $62,263,000) of 16% senior discount contingent principal notes due 2008 in exchange for $131,083,000 in aggregate principal amount (including accrued interest of $10,750,000) of outstanding 13 1/8% senior discount debentures of Group.  The 13 1/8% senior discount debentures of Group that were exchanged are being held as an intercompany asset by Intermediate, and interest income received by Intermediate from Group thereon during the thirty-nine weeks ended October 30, 2004 and November 1, 2003 was $12.9 million and $8.4 million, respectively.

The statements of operations and cash flows of Intermediate for the period prior to May 2003 consist of the operations and cash flows of Operating Corp. (the predecessor business).

The condensed consolidated balance sheets as of October 30, 2004 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows, have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the restated financial statements and notes thereto included in the Annual Report filed on Form 10-K/A for the fiscal year ended January 31, 2004.  The fiscal 2003 amounts included herein reflect the restatement.

The results of operations for the thirty-nine-week period ended October 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

2.      Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The provisions of this statement were effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 at the beginning of the third quarter of 2003 resulted in a reclassification of the liquidation value and accumulated and unpaid dividends of the Series B preferred stock and the accumulated and unpaid dividends related to the Series A preferred stock to liabilities, which total $246.0 million as of October 30, 2004.  In connection with this reclassification, the dividends related to the Series B preferred stock and the accreted dividends of the Series A preferred stock are included in interest expense.

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

3.      Long-Term Debt

Long-term debt consists of the following:

	October 30, 2004	January 31, 2004
	(in thousands)
Operating Corp.:
Congress Credit Facility	$4,171	$5,044
5% notes payable	21,750	21,000
10 3/8% senior subordinated notes	150,000	150,000
	175,921	176,044
Less amount due within one year	(1,164)	(1,164)
Total Operating Corp.	174,757	174,880

Intermediate:
16% senior discount contingent principal notes	164,890	147,066
Debt issuance discount	(32,894)	(38,677)
	131,996	108,389
Total Intermediate	306,753	283,269

Group:
13 1/8% senior discount debentures	21,667	21,667
Mandatorily redeemable preferred stock	246,027	211,704
Total Group	$574,447	$516,640

4.      Subsequent Events

On November 21, 2004, Operating Corp. entered into a new Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, as lenders, which provided for term loans of $275 million (the “Black Canyon Refinancing”).  The closing date and funding of the commitments under the Loan Agreement are subject to certain conditions precedent and are expected to occur on or about December 23, 2004.  The term loans will bear interest at a rate of 9.75% per annum payable in cash and will mature in 2014.

The proceeds of the loans to be incurred under the Loan Agreement will be used (a) to redeem in full Operating Corp.’s outstanding 10 3/8% Senior Subordinated Notes due 2007 and (b) to redeem in part Intermediate’s 16% Senior Discount Contingent Principal Notes due 2008.

The redemption price of the 10 3/8% notes is equal to 101.729% of the aggregate principal amount of the outstanding notes ($150 million) together with the accrued and unpaid interest to the redemption date.  The redemption price of the 16% notes is equal to 107.5% of the outstanding amount of the notes to be redeemed ($125 million) as of the redemption date.  The redemption date for both the 10 3/8% notes and the 16% notes is December 23, 2004.

The interest savings resulting from the Black Canyon Refinancing will be approximately $8.8 million per year.  At closing, we will record  a loss of approximately $38.4 million, which includes the following costs relating to the portion of the outstanding debt being redeemed: (a)  prepayment penalties of $12.0 million, and (b) non-cash charges of $26.4 million resulting from the write-off of  debt issuance discount of $23.7 million and deferred financing costs of $2.7 million.  The debt issuance discount to be written off in 2004 was recorded at the closing of the exchange offer completed in May 2003, giving rise to the gain on exchange of debt of $41.1 million, net, recognized at that time.  The 2003 gain resulted from recording the 16% notes at their fair value as opposed to their face value, in accordance with GAAP.

On November 24, 2004, Group entered into a commitment letter with Wachovia Bank, N.A. and Congress Financial Corporation to refinance the existing $180,000,000 secured loan agreement dated as of December 23, 2002 (the “Congress Credit Facility”) among Operating Corp. and certain of its subsidiaries, as borrowers, Group and certain of its subsidiaries, as guarantors, Wachovia Bank,

N.A. as arranger, and Congress Financial Corporation, as administrative agent and collateral agent.  Under the terms of the commitment letter, the refinanced facility will have a five-year term and provide up to $170,000,000 of revolving loans and letters of credit to Operating Corp. and its subsidiaries on terms substantially similar to those contained in the existing Congress Credit Facility.  The pricing and lending formulas used to determine availability under the refinanced facility will be more favorable to Operating Corp. and its subsidiaries than the applicable provisions of the Congress Credit Facility.  The closing of the refinanced facility is subject to certain conditions precedent and is expected to occur prior to the end of the fiscal year.

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

Management’s discussion and analysis of the results of operations are provided solely with respect to Operating Corp. and its subsidiaries since substantially all of our operations are conducted by Operating Corp.  However, Intermediate and Group have outstanding additional debt securities and preferred stock.  Furthermore, debt securities of Group are being held as an intercompany asset by Intermediate.  Accordingly, information with respect to interest income and expense of each of those entities is also provided herein.  The discussion of liquidity and capital resources pertains to Group and its consolidated subsidiaries, including Intermediate and Operating Corp.

This document should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

Results of Operations — Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

Revenues for the thirteen weeks ended October 30, 2004 increased to $206.1 million from $151.0 million in the thirteen weeks ended November 1, 2003, an increase of 36.5%.

Revenues of the Retail division (which consists of J.Crew Retail stores and J.Crew Factory stores) increased by 34.2% to $153.9 million in the third quarter of 2004 from $114.8 million in the third quarter of 2003.  This increase was due primarily to an increase of 30.3% in comparable store sales which we believe reflects the continuing increase in the customer acceptance of our merchandise assortment.

Revenues of the Direct division (which consists of Internet and catalog operations) increased by 48.7% to $47.0 million in the third quarter of 2004 from $31.6 million in the third quarter of 2003.  The increase in Direct revenues was due to the increase in customer demand for our merchandise assortment and the circulation of three new editions of our “women’s only” catalog which had been discontinued in the third quarter of 2003.

Other revenues, which consist of shipping and handling fees and royalties, increased to $5.2 million in the third quarter of 2004 from $4.6 million in the third quarter of 2003.  This was due to an increase in shipping and handling fees resulting from an increase in orders shipped in the Direct division.

Gross margin increased as a percentage of revenues to 43.2% in the third quarter of 2004 from 39.7% in the third quarter of 2003.  This increase is attributable to an increase in operating leverage from buying and occupancy costs, which are relatively fixed, expenses, and decreased markdowns, primarily in the Retail division.

Selling, general and administrative expenses increased to $75.9 million (36.8% of revenues) in the third quarter of 2004 from $66.3 million (43.9% of revenues) in the third quarter of 2003.  This increase is attributable primarily to increases in variable store operating expenses and employment-related expenses.  Selling, general and administrative expenses decreased as a percentage of revenues due to operating leverage on fixed expenses resulting from the significant increase in sales during the quarter.

Interest expense, net, consists of:

	Operating Corp.	Intermediate	Group
Thirteen weeks ended October 30, 2004

Cash interest	$4.7	$4.7	$5.2
Non-cash interest:
Interest on notes	.3	6.4	6.4
Amortization of deferred financing costs	.6	.8	.8
Amortization of debt issuance costs	—	2.0	2.0
Dividends on mandatorily redeemable preferred stock	—	—	8.6
Total non-cash interest	.9	9.2	17.8
Total interest expense	$5.6	$13.9	$23.0

Thirteen weeks ended November 1, 2003

Cash interest	$4.3	$4.3	$4.7
Non-cash interest:
Interest on notes	.3	6.1	6.1
Amortization of deferred financing costs	.5	.7	.7
Amortization of debt issuance costs	—	1.9	1.9
Dividends on mandatorily redeemable preferred stock	—	—	7.0
Total non-cash interest	.8	8.7	15.7
Total interest expense	$5.1	$13.0	$20.4

Increase in interest expense	$.5	$.9	$2.6

The increase in interest expense at Operating Corp. is due to additional credit facility expenses in 2004, principally letter of credit fees.

The increase in interest expense at Intermediate results primarily from additional interest and amortization of debt issuance costs of $.5 million as a result of the issuance of the 16% senior discount contingent principal notes due 2008 in connection with the exchange offer completed on May 6, 2003 and the increase in interest expense of Operating Corp.

Group’s interest expense increased primarily due to an increase in preferred stock dividends of $1.6 million resulting from the accrual of the 14.5% dividend on a higher accreted amount of preferred stock and the increase in interest expense of Intermediate.

The third quarter of 2003 includes insurance proceeds of $2.2 million related to the destruction of our World Trade Center store.

No tax benefit was attributed to the pre-tax loss in the third quarter of 2004 and 2003.  The net deferred tax assets at January 31, 2004 were fully reserved.  No tax benefits are expected to be recognized in future results of operations until an appropriate level of profitability is sustained.

Results of Operations — Thirty-nine Weeks Ended October 30, 2004 Compared to Thirty-nine Weeks Ended November 1, 2003

Revenues for the thirty-nine weeks ended October 30, 2004 increased to $539.8 million from $479.5 million in the thirty-nine weeks ended November 1, 2003, an increase of 12.6%.

Revenues of the Retail division (which consists of J.Crew Retail stores and J.Crew Factory stores) increased to $396.6 million in the 2004 thirty-nine week period from $333.3 million last year.  This increase was due primarily to an increase of 16.1% in comparable store sales in the 2004 period, which we believe reflects the increased customer acceptance of our merchandise assortment.

Revenues of the Direct division (which consists of Internet and catalog operations) increased to $127.0 million in the 2004 thirty-nine week period from $124.8 million in the comparable period last year.  The increase in Direct revenues resulted from increases in the second and third quarters which offset a decrease of $18.4 million in Direct revenues in the 2004 first quarter.  The increase in Direct revenues in the second and the third quarters was due to the increase in customer demand for our merchandise assortment and the circulation of three new editions of our “women's only” catalog which had been discontinued in the third quarter of 2003.  The first quarter decrease resulted from reduced clearance sales and lower catalog circulation.

Other revenues, which consist of shipping and handling fees and royalties, decreased to $16.2 million in the 2004 thirty-nine week period from $21.4 million last year.  Such decrease was due to a decrease in shipping and handling fees resulting from a reduction in the number of orders shipped in the Direct division in the first and second quarters of 2004.

Gross margin increased as a percentage of revenues to 41.5% in the 2004 thirty-nine week period from 35.3% in the comparable period of 2003.  This increase was attributable to decreased markdowns across all channels partially offset by increased buying and occupancy costs due to additional merchandise design expenses.  In addition, the first nine months of 2003 were negatively impacted by clearance activities, as we disposed of prior season inventories and adopted a new strategy of liquidating current season inventories in season.

Selling, general and administrative expenses increased to $205.3 million (38.0% of revenues) in the first nine months of 2004 from $200.6 million (41.8% of revenues) in the first nine months of 2003.  This increase was attributable primarily to increases in variable store operating expenses and employment-related expenses, which were partially offset by a reduction of $3.3 million in selling expense in the Direct division due to a decrease in circulation in the first six months of the year and a $4.3 million decrease in depreciation and amortization, primarily related to computer equipment.  Selling, general and administrative expenses decreased as a percentage of revenues primarily due to operating leverage on fixed expenses resulting from sales increases in the second and third quarters.

Interest expense, net, consists of:

Thirty-nine weeks ended October 30, 2004:	Operating Corp.	Intermediate	Group

Cash interest	$13.4	$13.4	$15.5
Non-cash interest:
Interest on notes	.8	18.6	18.6
Amortization of deferred financing costs	1.5	1.9	2.0
Amortization of debt issuance discount	—	5.8	5.8
Dividends on mandatorily redeemable preferred stock	—	—	24.2
Total non-cash interest	2.3	26.3	50.6
Total interest expense	$15.7	$39.7	$66.1

Thirty-nine weeks ended November 1, 2003:

Cash interest	$13.2	$13.2	$15.3
Non-cash interest:
Interest on notes	.8	11.0	15.6
Amortization of deferred financing costs	1.2	1.5	1.6
Amortization of debt issuance discount	—	3.6	3.6
Dividends on mandatorily redeemable preferred stock	—	—	7.1
Total non-cash interest	2.0	16.1	27.9
Total interest expense	$15.2	$29.3	$43.2

Increase in interest expense	$.5	$10.4	$22.9

The increase in interest expense at Operating Corp. is due to additional credit facility expenses in 2004 principally letter of credit fees.

The increase in interest expense at Intermediate of $10.4 million results primarily from the issuance of the 16% senior discount contingent principal notes due 2008 in connection with the exchange offer completed on May 6, 2003 and consists of interest expense of $7.6 million and amortization of debt issuance discount and deferred financing costs of $2.2 million.

Group’s interest expense increased by $22.9 million due to an increase of $17.1 million of dividends on mandatorily redeemable preferred stock , $15.8 million of which resulted from a change in the classification of such dividends (which were recorded as a direct charge to stockholders deficit prior to the third quarter of 2003), and additional interest and amortization of debt issuance discount resulting from the exchange of Group’s 13 1/8% senior discount debentures for the 16% senior discount contingent principal notes of Intermediate.

The increase in intercompany interest income of $4.5 million at Intermediate resulted from the inclusion of three quarters of income on the 13 1/8% senior discount debentures held by Intermediate compared to two quarters in 2003 since the Exchange Offer was effective on May 6, 2003.

The first nine months of 2003 includes a gain on exchange of debt of $41.1 million (net of related expenses of $3.0 million) and insurance proceeds of $3.8 million related to the destruction of our World Trade Center store.

No tax benefit was attributed to the pre-tax loss in the first nine months of 2004 and 2003. The net deferred tax assets at January 31, 2004 were fully reserved and no tax benefits are expected to be recognized in future results of operations until an appropriate level of profitability is sustained.

Liquidity and Capital Resources

          Our sources of liquidity are primarily cash flows from operations and borrowings under our working capital credit facility.  Our primary cash needs are for capital expenditures incurred primarily for opening new stores and system maintenance and enhancements, debt service requirements and working capital.

On December 23, 2002, Operating Corp. entered into a Loan and Security Agreement with Wachovia Bank, N.A., as arranger, Congress Financial Corporation, as administrative and collateral agent, and a syndicate of lenders, which provides for maximum credit availability of up to $180.0 million.  The Congress Credit Facility expires in December 2005 and provides for revolving loans of up to $160.0 million; supplemental loans of up to $20.0 million each year during the period from April 15 to September 15; and letter of credit accommodations.  The total amount of availability is limited to the sum of (a) 85% of eligible receivables, (b) 90% of the net recovery percentage of inventories (as determined by inventory appraisal) for the period of August 1 through November 30, or 85% of the net recovery percentage of inventories for the period December 1 through July 31 and (c) the remaining outstanding balance of the real estate availability loan.  The Congress Credit Facility includes restrictions, including the incurrence of additional indebtedness, the payment of dividends and other distributions, the making of investments, the granting of loans and the making of capital expenditures.  We are required to maintain minimum levels of earnings before interest, taxes, depreciation, amortization and certain non-cash items (“EBITDA”) if excess availability is less than $15.0 million for any 30 consecutive day period.  We have at all times been in compliance with all financial covenants under the Congress Credit Facility.

At October 30, 2004, there was $54.2 million in availability under the Congress Credit Facility.  There were no short-term borrowings under the Congress Credit Facility during the nine month period ended October 30, 2004 and average short-term borrowings of $200,000 during the nine month period ended November 1, 2003.

Cash used in operations decreased to $14.4 million in the first nine months of 2004 from $28.7 million in the first nine months of 2003, primarily as a result of an increase in operating income of $50.1 million, partially offset by the increase in working capital, primarily inventories, which is seasonal in nature and consistent with the increase in sales.

Capital expenditures, net of construction allowances, were $5.8 million for the first nine months of 2004 compared to $6.2 million in the first nine months of 2003.  Capital expenditures for fiscal year 2004 are expected to be approximately $9.0 million.  Five new stores have been opened in fiscal 2004.

Long-term indebtedness increased by $25.8 million in 2003 consisting of $20.0 million of 5% notes payable due in 2008 and $5.8 million under the Congress Credit Facility, which is repayable over a period of 60 months commencing June 1, 2003.

On November 21, 2004, Operating Corp. entered into a new Senior Subordinated Loan Agreement with entities managed by Black Canyon Capital LLC and Canyon Capital Advisors LLC, as lenders, which provided for term loans of $275 million (the “Black Canyon Refinancing”).  The closing date and funding of the commitments under the Loan Agreement are subject to certain conditions precedent and are expected to occur on or about December 23, 2004.  The term loans will bear interest at a rate of 9.75% per annum payable in cash and will mature in 2014.

The proceeds of the loans to be incurred under the Loan Agreement will be used (a) to redeem in full Operating Corp.’s outstanding 10 3/8% Senior Subordinated Notes due 2007 and (b) to redeem in part Intermediate’s 16% Senior Discount Contingent Principal Notes due 2008.

The redemption price of the 10 3/8% notes is equal to 101.729% of the aggregate principal amount of the outstanding notes ($150 million) together with the accrued and unpaid interest amount to the redemption date.  The redemption price of the 16% notes is equal to 107.5% of the accreted value of the notes to be redeemed ($125 million) as of the redemption date.  The redemption date for both the 10 3/8% notes and the 16% notes is December 23, 2004.

The interest savings resulting from the Black Canyon Refinancing will be approximately $8.8 million per year.  At closing, we will record  a loss of approximately $38.4 million, which includes the following costs relating to the portion of the outstanding debt being redeemed: (a)  prepayment penalties of $12.0 million, and (b) non-cash charges of $26.4 million resulting from the write-off of  debt discount of $23.7 million and deferred financing costs of $2.7 million.  The debt discount to be written off in 2004 was recorded at the closing of the exchange offer completed in May 2003, giving rise to the gain on exchange of debt of $41.1 million, net, recognized at that time.  The 2003 gain resulted from recording the 16% notes at their fair value as opposed to their face value in accordance with GAAP.

On November 24, 2004, Group entered into a commitment letter with Wachovia Bank, N.A. and Congress Financial Corporation to refinance the existing $180,000,000 secured loan agreement dated as of December 23, 2002 (the “Congress Credit Facility”) among Operating Corp. and certain of its subsidiaries, as borrowers, Group and certain of its subsidiaries, as guarantors, Wachovia Bank, N.A. as arranger, and Congress Financial Corporation, as administrative agent and collateral agent.  Under the terms of the commitment letter, the refinanced facility will have a five-year term and provide up to $170,000,000 of revolving loans and letters of credit to Operating Corp. and its subsidiaries on terms substantially similar to those contained in the existing Congress Credit Facility.  The pricing and lending formulas used to determine availability under the refinanced facility will be more favorable to Operating Corp. and its subsidiaries than the applicable provisions of the Congress Credit Facility.  The closing of the refinanced facility is subject to certain conditions precedent and is expected to occur prior to the end of the fiscal year.

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

Off Balance Sheet Arrangements

We enter into documentary letters of credit to facilitate the international purchase of merchandise.  Standby letters of credit are required to secure certain obligations.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Letters of Credit
Standby	$—	$—	$—	$6.3	$6.3
Documentary	50.8	—	—	—	50.8
	$50.8	$—	$—	$6.3	$57.1

Contractual Obligations

The following summarizes our contractual obligations as of October 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Long-term debt obligations(1)	$1.2	$152.4	$209.0	$ 	$362.6
Redeemable preferred stock(2)	—	—	246.0	-	246.0
Operating lease obligations(3)	52.4	96.4	84.3	116.2	349.3
Purchase obligations:
Inventory commitments	183.0	—	—	—	183.0
Other	4.5	9.0	—	—	13.5
Employment agreements	1.8	3.6	3.6	—	9.0
	$242.9	$261.4	$542.9	$116.2	$1,163.4

(1)           Excludes unamortized debt issuance discount. Upon the closing of the Black Canyon Refinancing, the maturities of these obligations will change as follows:

	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	($ in millions)
Long-term debt obligations	$1.2	$2.4	$84.0	$275.0	$362.6

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

We have a licensing agreement in Japan which provides for royalty payments based on sales of J.Crew merchandise as denominated in yen.  We have entered into forward foreign exchange contracts from time to time in order to minimize this risk.  At October 30, 2004, there were no forward foreign exchange contracts outstanding.

We enter into letters of credit primarily to facilitate the international purchase of merchandise.  The letters of credit are primarily denominated in U.S. dollars.  Outstanding letters of credit at October 30, 2004 were $57.1 million, including $6.3 million of standby letters of credit.

ITEM 4.     CONTROLS AND PROCEDURES

With the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There were no significant changes in our internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.     EXHIBITS

                   (a)        Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company.

J. CREW GROUP, INC. (Registrant)

Date: December 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman Executive Vice-President and Chief Financial Officer

J. CREW INTERMEDIATE LLC (Registrant)
Date: December 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman Executive Vice-President and Chief Financial Officer

J. CREW OPERATING CORP. (Registrant)
Date: December 14, 2004	By:	/s/ Millard S. Drexler
Millard S. Drexler Chairman of the Board and Chief Executive Officer

Date: December 14, 2004	By:	/s/ Amanda J. Bokman
Amanda J. Bokman Executive Vice-President and Chief Financial Officer